Form 10-K405
period 1997-09-30
BINGHAM FINANCIAL SERVICES CORP
filed 1998-02-04
CIK 1044862

                          SPECIAL FINANCIAL REPORT
                                     ON
                                  FORM 10-K

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
(Mark One)

[X]* ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

* THIS SPECIAL REPORT CONTAINS ONLY FINANCIAL STATEMENTS FOR THE PERIOD JANUARY 2, 1997 TO SEPTEMBER 30, 1997, IN ACCORDANCE WITH THE PROVISIONS OF RULE 15d-2.

                                     OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM              TO
                                    ------------

                           Commission File No. 0-23381

                   BINGHAM FINANCIAL SERVICES CORPORATION
           (Exact name of registrant as specified in its charter)

STATE OF MICHIGAN                                           38-3313951
State of Incorporation                                 I.R.S. Employer I.D. No.

                            31700 MIDDLEBELT ROAD
                                  SUITE 125
                           FARMINGTON HILLS, MICHIGAN 48334
                               (248) 932-9656
        (Address of principal executive offices and telephone number)


         Securities Registered Pursuant to Section 12(b) of the Act:
                                    NONE

         Securities Registered Pursuant to Section 12(g) of the Act:
                       COMMON STOCK, WITHOUT PAR VALUE


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                     [X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes     No X
                                     ---
 (Registrant has not been subject to filing requirements for the past 90 days.)

As of February 2, 1998, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $10,856,250 determined in accordance with the price at which the stock was sold.

     As of February 2, 1998, there were 1,295,000 shares of the Registrant's common stock issued and outstanding.

Item 8. Financial Statements and Supplementary Data




BINGHAM FINANCIAL SERVICES CORPORATION
CONTENTS


                                                                          PAGES



Report of Independent Accountants.............................................1



Financial Statements:

    Balance Sheet.............................................................2

    Statement of Operations...................................................3

    Statement of Changes in Stockholder's Equity (Deficiency).................4

    Statement of Cash Flows...................................................5

    Notes to Financial Statements..........................................6-10

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholder of Bingham Financial Services Corporation:

We have audited the accompanying balance sheet of Bingham Financial Services Corporation as of September 30, 1997 and the related statements of operations, changes in stockholder's equity (deficiency), and cash flows for the period January 2, 1997 (date of inception) to September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bingham Financial Services Corporation as of September 30, 1997 and the results of its operations and cash flows for the period January 2, 1997 (date of inception) to September 30, 1997 in conformity with generally accepted accounting principles.



Coopers & Lybrand L.L.P.

Detroit, Michigan
November 12, 1997, except for Note 8,
as to which the date is December 16, 1997

BINGHAM FINANCIAL SERVICES CORPORATION
BALANCE SHEET
as of September 30, 1997



                                     ASSETS
Installment contracts receivable, net                                                                    $  9,541,100
Organization costs, net                                                                                       102,100
Other assets                                                                                                    9,000
                                                                                                         ------------

      Total assets                                                                                       $  9,652,200
                                                                                                         ============

                LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)

Liabilities:
   Accounts payable, trade                                                                               $     14,800
   Note payable, Sun                                                                                        9,747,500
                                                                                                         ------------

      Total liabilities                                                                                     9,762,300
                                                                                                         ------------

Stockholder's equity (deficiency):
   Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and
        outstanding                                                                                              -
   Common stock, no par value, 10,000,000 shares authorized, 100 shares issued and
        outstanding                                                                                               100
   Deficit                                                                                                   (110,200)
                                                                                                         ------------

      Total stockholder's equity (deficiency)                                                                (110,100)
                                                                                                         ------------

      Total liabilities and stockholder's equity (deficiency)                                            $  9,652,200
                                                                                                         ============

The accompanying notes are an integral part of the financial statements.

BINGHAM FINANCIAL SERVICES CORPORATION
STATEMENT OF OPERATIONS
for the period January 2, 1997 (date of inception) to September 30, 1997



Revenues, interest income                                                                                 $     280,200
                                                                                                          -------------

Costs and expenses:
   Interest expense                                                                                             194,800
   Provision for credit loss                                                                                     58,100
   General and administrative                                                                                   115,800
   Other operating expenses                                                                                      21,700
                                                                                                          -------------

      Total costs and expenses                                                                                  390,400

      Loss before income taxes                                                                                 (110,200)

Provision for income taxes                                                                                          -
                                                                                                          -------------

      Net loss                                                                                            $    (110,200)
                                                                                                          =============

The accompanying notes are an integral part of the financial statements.

BINGHAM FINANCIAL SERVICES CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIENCY) for the period January 2, 1997 (date of inception) to September 30, 1997




                                                                                                           TOTAL
                                                                                                       STOCKHOLDER'S
                                                                                        RETAINED          EQUITY
                                                                          COMMON        EARNINGS       (DEFICIENCY)
                                                                           STOCK       (DEFICIT)
                                                                        ------------  -------------  ------------------
Balance, January 2, 1997                                                        -               -                  -

Issuance of 100 shares of common stock                                  $       100                    $            100

Net loss                                                                              $    (110,200)           (110,200)
                                                                        ------------  -------------  ------------------

Balance, September 30, 1997                                             $       100   $    (110,200)   $       (110,100)
                                                                        ============  =============  ==================

The accompanying notes are an integral part of the financial statements.

BINGHAM FINANCIAL SERVICES CORPORATION
STATEMENT OF CASH FLOWS
for the period January 2, 1997 (date of inception) to September 30, 1997


Cash flows from operating activities:
   Net loss                                                                            $   (110,200)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Provision for credit losses                                                            58,100
      Amortization                                                                           18,000
      Increase in other assets                                                               (9,000)
      Increase in accounts payable and accrued liabilities                                  209,600
      Organization costs                                                                   (120,100)
                                                                                       ------------

      Net cash provided by operating activities                                              46,400
                                                                                       ------------

Cash flows from investing activities:
   Installment contracts receivable originated                                           (9,843,600)
   Collections on installment contracts receivable                                          244,400
                                                                                       ------------

      Net cash used in investing activities                                              (9,599,200)
                                                                                       ------------

Cash flows from financing activities:
   Proceeds from note payable, Sun                                                        9,552,700
   Issuance of common stock                                                                     100
                                                                                       ------------

      Net cash flows provided by financing activities                                     9,552,800
                                                                                       ------------

Net change in cash and cash equivalents                                                     -

Cash and cash equivalents, beginning of period                                              -
                                                                                       ------------

Cash and cash equivalents, end of period                                                    -
                                                                                       ============

The accompanying notes are an integral part of the financial statements.

BINGHAM FINANCIAL SERVICES CORPORATION
NOTES TO FINANCIAL STATEMENTS


  1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       a. NATURE OF OPERATIONS: Bingham Financial Services Corporation (the "Company") was incorporated as a wholly owned subsidiary of Sun Home Services, Inc. and an affiliate of Sun Communities, Inc. ("Sun"). The Company provides financing to residents living in manufactured housing communities for the purchase of new and used manufactured homes. The Company began operations January 2, 1997 with its fiscal year ending September 30, 1997. As of September 30, 1997, approximately 49 percent, 24 percent, 15 percent, 9 percent and 3 percent of the borrowers are located in Michigan, Indiana, Texas, Florida and Kansas, respectively.

       b. USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       c. CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with an initial maturity of three months or less to be cash and cash equivalents.

       d. INSTALLMENT CONTRACTS RECEIVABLE: Installment contracts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for credit losses and net of any deferred fees or costs on original loans. Installment contracts receivable are collateralized by the manufactured homes.

          Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

          Allowance for credit losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on industry data, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions.

       e. INCOME RECOGNITION: Interest income from installment contracts receivable is recognized using the interest (actuarial) method. Accrual of interest income on installment contracts receivable is suspended when a loan is contractually delinquent for 90 days or more. The accrual is resumed when the loan becomes contractually current, and past-due interest income is recognized at that time.

NOTES TO FINANCIAL STATEMENTS, CONTINUED


  1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
       CONTINUED:

       f. FAIR VALUE OF FINANCIAL INSTRUMENTS: The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

          - CASH AND CASH EQUIVALENTS: The carrying amount of cash approximates fair value.

          - INSTALLMENT CONTRACTS RECEIVABLE: Fair values for installment contracts receivable are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Due to the recent issuance of these loans, the carrying amount approximates fair value.

          - ACCOUNTS PAYABLE AND NOTE PAYABLE, AFFILIATE: The carrying amount approximates fair value because of the short maturity of these obligations.

          - ACCRUED INTEREST: The carrying amount of accrued interest approximates their fair values.

       g. INCOME TAXES: Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company will file a consolidated tax return with the parent company, Sun Home Services, Inc. until consummation of the initial public offering discussed in Note 8 below. As Sun Home Services, Inc. has had losses, no tax benefit is expected to be gained from the deferred tax asset generated by the Company in the current year.

       h. ORGANIZATION COSTS: Costs associated with the formation of the Company have been classified as organization costs. Organization costs are amortized on a straight-line basis over a five year life.

  2.   TRANSACTIONS WITH AFFILIATES:

       During 1997, the Company had, and expects to have in the future, transactions with affiliate companies in the ordinary course of business and on substantially the same terms, including interest rates, as with nonaffiliates. Sun provided financial support in the form of a note of $9,552,700, bearing interest at 7 percent per annum. Accrued interest at September 30, 1997 of $194,800 is unpaid and due on demand. In addition, certain affiliates provide administrative and management support. For Sun's services under the Administration Agreement, the Company is billed on a direct cost basis, not to exceed $75,000 for the first year. As compensation under the Participants Support Agreement between Sun and the Company, Sun will receive an annual fee of .43 percent of the average loan balance under Contracts originated by Sun. Payments to Sun for such services and fees are charged to operating expenses and were $56,300 and $14,500, respectively. In addition, Sun has been granted 330,000 Participants Options as discussed in Note 6 below.



  3.   INSTALLMENT CONTRACTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES:

       The contractual maturities of installment contracts receivable, net of unearned income at September 30, 1997 were as follows: 1998 - $100,900; 1999 - $112,400; 2000 - $125,200; 2001 - $139,500; 2002 - $155,300, and
       $8,965,900 thereafter. The foregoing should not be regarded as a forecast of future cash collections, as actual experience may be that a substantial portion of these loans may be renewed or repaid before contractual maturity date.

       An analysis of the allowance for credit losses on installment contracts receivable for the nine months ended September 30, 1997 follows:



        Balance, beginning of period                                -

        Additions                                             $   58,100
                                                              ----------

        Balance, end of period                                $   58,100
                                                              ==========
       All of the Company's installment contracts receivable have fixed rates of interest adjusted as necessary for credit risk. At September 30, 1997, there were no nonaccrual loans.

  4.   COMMITMENTS AND CONTINGENCIES:

       The Company is subject to various claims and legal proceedings arising out of the normal course of business, none of which, in the opinion of management, are expected to have a material effect on the Company's financial position.

       At September 30, 1997, the Company has commitments to originate installment contracts receivable approximating $3 million.



  5.   LOAN WITH AFFILIATE:

       In connection with the initial public offering discussed in Note 8 below, the Company entered into a subordinated loan agreement with Sun. The subordinated loan agreement provides for a subordinated debt facility of up to $10,000,000, which indebtedness shall be subordinate to all senior debt of the Company. In accordance with the subordinated loan agreement, the Company will issue detachable warrants to Sun covering 400,000 shares of common stock at a price of $10.00 per warrant share upon consummation of the initial public offering. The detachable warrants have a term of seven years and may be exercised at any time after the fourth anniversary of this issuance. The warrants will be recorded at fair value at the time of issuance.



  6.   PARTICIPANT SUPPORT AGREEMENT:

       In connection with the initial public offering discussed in Note 8 below, as of September 30, 1997, the Company entered into the participants support agreement with Sun. Pursuant to the participants support agreement, participants options were granted to Sun on September 30, 1997 and will vest if, and only if, Sun is a party to and in compliance with the terms of the participants support agreement on the vesting date and on December 31st of the previous year. The participants options will vest in eight equal annual amounts, each consisting of 41,250 participants options, on January 31, 2001 through 2008. The participants options may be exercised at any time after vesting until expiration ten years after the date of vesting. Each participants option vesting on January 31, 2001 to 2003 will entitle the holder to purchase one share of common stock for a purchase price of $10. Each participants option vesting on January 31, 2004, 2005 and 2006 will entitle the holder to purchase one share of common stock for $12 per share. Each participants option vesting on January 31, 2007 and 2008 will entitle the holder to purchase one share of common stock for $14.

       The Company will recognize service costs based on the fair value method as prescribed by Statements of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation". Service costs will be amortized based on the vesting period of the options.

       On a pro forma basis (unaudited), assuming the participants support agreement was in effect on January 2, 1997 and that the participants options were granted to Sun on that date, recognition of service costs associated with the participants options would increase the unaudited pro forma net loss for the nine month period ended September 30, 1997 by approximately $122,700 to equal $232,900 and would increase the stockholders' deficiency at September 30, 1997 to $232,800.



  7.   STOCK OPTION PLANS:

       In addition to common shares reserved under the loan agreement with the affiliate and the Participant's Support Agreement, the Company has set aside 10 percent of the total number of shares of common stock issued and outstanding from time to time (i.e., upon consummation of the initial public offering discussed in Note 8, excluding the underwriters overallotment option, there will be 120,000 shares available for issuance) upon exercise of Stock Options granted to officers, directors, key employees and consultants pursuant to the Company's 1997 Stock Option Plan.

       At September 30, 1997, no options had been granted under the Company's 1997 Stock Option Plan.

       Once options are granted under the 1997 Stock Option Plan, the Company has adopted the disclosure requirements of SFAS No. 123. In accordance with the provisions of SFAS No. 123, the Company will apply APB Opinion 25 and related interpretations in accounting for its 1997 Stock Option Plan and accordingly, will not recognize compensation costs for those options once granted.

  8.   SUBSEQUENT EVENTS:

       In connection with the initial public offering, on October 27, 1997 the Company sold 25,000 shares to Sun for gross proceeds of $250,000.

       The Company consummated an initial public offering of 1,200,000 shares of common stock on November 19, 1997. The initial offering price was $10.00, which provided approximate proceeds to the Company of $11,160,000. On December 16, 1997, an additional 70,000 shares were issued, which provided approximate proceeds of $651,000.

       Upon consummation of these transactions, stockholders' equity would be as follows:


        Preferred stock, no par value:  10,000,000 shares authorized; no shares issued and
              outstanding                                                                                    -
        Common stock, no par value:  10,000,000 shares authorized; 1,295,000 shares
              issued and outstanding                                                                   $  11,791,000
        Retained earnings (deficit)                                                                         (110,200)
                                                                                                       -------------

              Total stockholders' equity                                                               $  11,680,800
                                                                                                       =============





                                 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:  February 2, 1998

                                     Bingham Financial Services Corporation


                                     By: /s/ Jeffrey P. Jorissen
                                         ------------------------------------
                                     Jeffrey P. Jorissen, President, Chief
                                     Executive Officer and Chief Financial
                                     Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K (containing only financial statements for the period in question in accordance with Rule 15d-2) has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                            TITLE                DATE
----                            -----                ----

/s/ Gary A. Shiffman     Chairman of the       February 2, 1998
-----------------------  Board of Directors,
Gary A. Shiffman         Secretary

/s/ Jeffrey P. Jorissen  President, Chief      February 2, 1998
-----------------------  Executive Officer,
Jeffrey P. Jorissen      Chief Financial
                         Officer and
                         Director


/s/ Milton M. Shiffman   Director              February 2, 1998
-----------------------
Milton M. Shiffman

                         Director              February __, 1998
-----------------------
Robert H. Orley

                         Director              February __, 1998
-----------------------
Brian M. Hermelin

                                Exhibit Index


Exhibit
Number                Description
-------              ------------
  27                 Financial Data Schedule
