Form 10-Q
period 1997-12-31
BINGHAM FINANCIAL SERVICES CORP
filed 1998-02-13
CIK 1044862

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     This report also includes the Registrants Use of Proceeds Report Pursuant to Section 229.701(f).

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997.

                                       OR

[ ] Transition pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                         COMMISSION FILE NUMBER 0-23381


                     BINGHAM FINANCIAL SERVICES CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                Michigan                                 38-3313951
        (State of Incorporation)            (I.R.S. Employer Identification No.)

         31700 Middlebelt Road
               Suite 125
       Farmington Hills, Michigan                        48334
(Address of Principal Executive Offices)               (Zip Code)




       Registrant's telephone number, including area code: (248) 932-9656

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     1,295,000 shares of Common Stock, no par value as of January 31, 1998

                     BINGHAM FINANCIAL SERVICES CORPORATION

                                     INDEX
                                     -----



                                                                          PAGES
PART I

Item 1.     Financial Statements:

            Balance Sheets as of December 31, 1997 and
                     September 30, 1997                                     3

            Statement of Income for the Three Months
                     Ended December 31, 1997                                4

            Statement of Cash Flows for the Three Months
                     Ended December 31, 1997                                5

            Statement of Changes in Stockholders' Equity
                     for the Three Months Ended
                     December 31, 1997                                      6

            Notes to Financial Statements                                   7


Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 8-10



PART II

            Item 6.(a) Exhibits Required by Item 601 of Regulation S-K     11

            Item 6.(b) Reports on Form 8-K                                 11

            Item 701.(f) Use of Proceeds                                11-12

            Signatures                                                     13

            Exhibit Index                                                  14

                     BINGHAM FINANCIAL SERVICES CORPORATION

                                 BALANCE SHEETS

                    DECEMBER 31, 1997 AND SEPTEMBER 30, 1997

                                     -----

                                                                          DEC 31                 SEPT 30
                         ASSETS                                            1997                   1997
                                                                        ---------               --------
Cash and cash equivalents                                              $ 2,003,400             $    --
Installment contracts receivable, net                                   14,088,500              9,541,100
Other assets                                                               166,500                111,100
                                                                       -----------             ----------

  Total assets                                                         $16,258,400             $9,652,200
                                                                       ===========             ==========


    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable, affiliates                                         $   273,500             $    --
  Accounts payable and accrued expenses                                    469,600                 14,800
  Subordinated debt, net of debt discount
    of $568,100                                                          3,431,900
  Note payable, Sun Communities                                              --                 9,747,500
                                                                       -----------             ----------

                   Total liabilities                                     4,175,000              9,762,300
                                                                       -----------             ----------

  Stockholders' equity (deficiency):
  Preferred stock, no par value, 10,000,000 shares
    authorized; no shares issued and outstanding                             --                     --
  Common stock, no par value, 10,000,000 shares
    authorized; 1,295,000 and 100 shares issued
    and outstanding at Dec and Sept, respectively                       11,584,300                    100
  Paid-in capital                                                          586,900                   --
  Deficit                                                                  (87,800)              (110,200)
                                                                       -----------             ----------

                   Total stockholders' equity (deficiency)              12,083,400               (110,100)
                                                                       -----------             ----------

                   Total liabilities and stockholders'
                     equity (deficiency)                               $16,258,400             $9,652,200
                                                                       ===========             ==========



                  The accompanying notes are an integral part
                          of the financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME

                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1997

                                    -----


Revenues, interest income                                     $315,800
                                                              --------

Costs and expenses:
  Interest expense                                             151,100
  Provision for credit loss                                     20,500
  General and administrative                                    88,200
  Other operating expenses                                      21,600
                                                              --------

      Total costs and expenses                                 281,400
                                                              --------

      Income before taxes                                       34,400

Provision for income taxes                                      12,000
                                                              --------

  Net income                                                  $ 22,400
                                                              ========

Income per share of common stock                              $    .04
                                                              ========

Weighted average common shares outstanding                     568,400
                                                              ========



                  The accompanying notes are an integral part
                          of the financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION

                            STATEMENT OF CASH FLOWS

                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1997


                                    -----



Cash flows from operating activities:
  Net income                                                     $   22,400
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Provision for credit losses                                      20,500
    Amortization                                                     36,400
    Increase in other assets                                        (73,000)
    Increase in accounts payable and accrued expenses               728,300
                                                                -----------

              Net cash provided by operating activities             734,600
                                                                -----------

Cash flows from investing activities:
    Installment contracts receivable originated                  (4,820,000)
    Collections on installment contracts receivable                 252,100
                                                                -----------

              Net cash used in investing activities              (4,567,900)
                                                                -----------

Cash flows from financing activities:
    Issuance of common stock                                     11,584,200
    Issuance of subordinated debt, including discount             4,000,000
    Repayment of note payable, Sun Communities                   (9,747,500)
                                                                -----------

              Net cash provided from financing sources            5,836,700
                                                                -----------

Net change in cash and cash equivalents                           2,003,400

Cash and cash equivalents, beginning of period                           --
                                                                -----------

Cash and cash equivalents, end of period                        $ 2,003,400
                                                                ===========



                  The accompanying notes are an integral part
                          of the financial statements

                     BINGHAM FINANCIAL SERVICES CORPORATION

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1997





                                                                                                         TOTAL
                                                COMMON            PAID-IN            RETAINED         STOCKHOLDER'S
                                                STOCK             CAPITAL            EARNINGS           EQUITY
                                              -----------        ---------          ---------         -------------
Balance, October 1, 1997                      $       100                         $(110,200)         $  (110,100)

Issuance of 1,295,000 shares
    of common stock                            11,584,200                                             11,584,200

Issuance of 400,000 warrants
    with subordinated debt                                       $577,000                                577,000

Amortization deferred
    service costs                                                   9,900                                  9,900

Net income                                                                           22,400               22,400
                                              -----------        --------         ---------          -----------

Balance, December 31, 1997                    $11,584,300        $586,900         $ (87,800)         $12,083,400
                                              ===========        ========         =========          ===========



                  The accompanying notes are an integral part
                          of the financial statements

                     BINGHAM FINANCIAL SERVICES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                                    -----


1.  BASIS OF PRESENTATION:

    These unaudited condensed financial statements of Bingham Financial Services Corporation, a Michigan corporation (the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the Prospectus dated November 13, 1997, and related information provided in conjunction with the Company's initial public offering. The following notes to financial statements present interim disclosures as required by the SEC. The accompanying financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.


2.  FORMATION AND ORGANIZATION:

    The Company commenced operations in January, 1997, for the primary purpose of originating loans on manufactured homes in communities owned by Sun Communities, Inc. ("Sun"). During the three months ended December 31, 1997, the Company issued 1,270,000 shares of common stock in an initial public offering at $10 per share and 25,000 shares of common stock to Sun in a private sale at $10 per share. Aggregate equity capital raised including shares purchased by Sun and in conjunction with the exercise of the underwriters over allotment option approximated net proceeds of $11.6 million.

    The Company also issued $4.0 million of subordinated debt to Sun which has a seven-year term and an annual interest rate of 9.75%. The Company may also borrow up to $6.0 million of additional subordinated debt on a revolving basis through 2002. In connection therewith, Sun received
    400,000 warrants to purchase stock of the Company at $10 per share for seven years.

3.  INSTALLMENT CONTRACTS RECEIVABLE:

    During the quarter, the Company originated net installment contracts receivable approximating $4,820,000. The net balance at December 31, 1997, is after deduction of a provision for credit losses of .75% of principal balance computed on an annual basis. At December 31, 1997, 1.45% were 60 or more days delinquent and two loans had been foreclosed.

                     BINGHAM FINANCIAL SERVICES CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                    -----


OVERVIEW

The Company commenced operations in January, 1997, for the primary purpose of originating loans on manufactured homes "Contracts" located within the communities owned by Sun. The Company expects to extend its business to include the sale of insurance products, other installment loans or engage in other related businesses in the future through the initiation of new businesses or through acquisitions of existing businesses.

The following should be read in conjunction with the financial statements and the notes thereto.


RESULTS OF OPERATIONS

For the three months ended December 31, 1997

During the three month period, the Company earned a profit of $34,400 before income taxes on revenues of $315,800 and expenses of $281,400. The primary component of revenues was interest income earned on the Company's portfolio of Contracts which had a balance of $14,028,000 at December 31, 1997. The principal components of expenses were interest of $151,100 and general and administrative expenses of $88,200. Credit losses of $20,500 were reserved at the annual rate of .75% of the average loan balances. In connection with the Participants Support Agreement, the Company has granted Sun 330,000 Participants Options. The Participants Options will vest in eight equal annual installments beginning in January, 2001, if, and only if, Sun is a party to and in compliance with the terms of the Participants Support Agreement on the vesting date and on December 31st of the previous year. The value of the Participants Options will be amortized to expense over the period benefitted.

It is the intention of the Company to generate larger business volume from the Sun portfolio as well as from the portfolios of other community owners.


LIQUIDITY AND CAPITAL RESOURCES

The Company completed an initial public offering of 1,270,000 shares of common stock and sold 25,000 shares of common stock to Sun in a private transaction during the three months ended December 31, 1997 resulting in net proceeds of approximately $11.6 million. This was used to repay advances from Sun and to provide working capital for additional loans. Sun has provided a Subordinated Debt facility, consisting of a $4 million term loan and a five-year revolving line of credit up to $6 million.

The Company expects to meet its short term liquidity requirements through working capital provided by operating activities and proceeds under a warehouse line of credit which is currently being negotiated. The Company expects to meet its long term liquidity requirements through additional equity offerings, draws on its revolving line of credit of $6 million, and possible future periodic securitizations of its loan portfolio.

                     BINGHAM FINANCIAL SERVICES CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                    -----


LOAN PORTFOLIO

At December 31, 1997, the average balance was approximately $28,100 and had a weighted average interest rate of approximately 10.8%. The Company is currently operating with an annual loan loss reserve of 0.75%. As of December 31, 1997, the Company had 9 contracts that were delinquent over 60 days. Contracts past due 30-60 days totaled $200,600 or 1.43% of the outstanding Contracts receivable. The Company sends a notice of default after 30 days and sends a final demand letter after 60 days. If the loan is not brought current pursuant to the terms of the demand letter, the Company commences collection and repossession procedures. To the extent that the repossession and resale of the collateral results in a loss, the reserve account will be charged. If the Company experiences losses in excess of its loan loss reserve it will incur additional charges to the reserve account which would adversely affect its profitability. All loans made by the Company are fully amortizing and provide for equal payment over the term of the Contract (typically 5 to 25 years). The portions of such payments allocable to principal and interest are, for payoff and deficiency purposes, determined in accordance with the terms of the Contract. The following table sets forth, at the date shown, the average loan balance, weighted average loan yield and weighted average initial term.


                                                          December 31, 1997
                                                          -----------------
        Outstanding Contract Receivable                      $14,028,000
        Total Number Contracts Outstanding                           499
        Average Loan Balance                                     $28,100
        Weighted Average Loan Yield                                10.8%
        Weighted Average Initial Term                           23 years



The contracts are secured by manufactured homes which range in age from 1963 to 1997, with approximately 55% of the manufactured homes built since 1996. As of December 31, 1997, the Company's Contracts in its portfolio were concentrated in Michigan (50%), Indiana (23%), Texas (14%) and Florida (9%). The following table sets forth the number and value of loans for various terms, as of December 31, 1997.



        Term of Loan            Number of Loans               Value of Loans
        ------------            ---------------               --------------

        5 or less                      14                      $   87,600

             6-10                      45                         543,500

            11-12                       4                          57,800

            13-15                      73                       1,154,300

            16-20                     102                       2,475,200

            21-25                     260                       9,301,100

            26-30                       8                         408,500



                     BINGHAM FINANCIAL SERVICES CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                    -----


CREDIT LOSS AND FORECLOSURE EXPERIENCE

The Company's profitability depends in large part upon its ability to effectively monitor and control credit losses. The Company provides for a reserve for credit losses at an annual rate of 0.75% of loan balances. To the extent the Company experiences loss rates or foreclosure rates in excess of those estimated, the Company may experience an adverse material effect.


IMPACT OF INFLATION

Increases in the inflation rate generally result in increased interest rates and increases in the Company's operating expenses. As the Company expects to borrow funds at variable rates, increased interest rates will increase the borrowing costs of the Company, and such increased borrowing costs may not be offset by increases in the rates of the Company's Contracts.

SEASONALITY

Higher sales of manufactured homes during the Spring and Summer seasons result in a greater volume of new Contracts during those periods.

                     BINGHAM FINANCIAL SERVICES CORPORATION


PART II


ITEM 6.(a) - EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

      EXHIBIT NO.                       DESCRIPTION
      -----------                       -----------
         27                       Financial Data Schedule

ITEM 6.(b) - REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the period covered by this Form 10-Q.

ITEM 701.

       (f)  USE OF PROCEEDS

            1. The effective date of the Securities Act registration statement for Bingham Financial Services Corporation is November 12, 1997. The Commission file number is 0-23381.

            2. The offering of the shares of common stock of Bingham commenced on November 13, 1997.

            3. The offering did not terminate before any securities were sold.

            4.  (i)   Pursuant to the Underwriting Agreement, the underwriters
                      were granted an option to purchase the optional shares
                      within 30 days of the date of the Underwriting
                      Agreement.  On December 12, 1997, the underwriters
                      exercised  the   option to purchase the optional shares
                      with respect to 70,000 shares of common stock of Bingham.
                      All the securities registered were sold prior to the termination of the offering.

                (ii) The managing underwriter is Roney & Co., L.L.C., One Griswold, Detroit, Michigan 48226.

                (iii) Common stock, no par value was registered.

                (iv) 1,270,000 shares of common stock were registered and sold for an aggregate offering price of $12,700,000.



                (v)   Underwriting discounts and commissions:      $  859,000
                      Attorneys' fees:                                219,000
                      Printing Costs:                                  99,800 *
                      Accounting Fees:                                100,000 *
                      Miscellaneous:                                   88,000 *
                                                                   ----------
                                                                   $1,365,800
                      *Estimated                                   ==========


                      (B) These payments were direct or indirect payments to others.

                (vi)  Net Offering Proceeds = $11,334,200

                     BINGHAM FINANCIAL SERVICES CORPORATION

ITEM 701.
       (f)  USE OF PROCEEDS, CONTINUED


            (vii)   Repayment of Demand Note to Sun Communities, Inc.:
                    $9,747,500. The remaining $1,586,700 will be used for funding loans and working capital.

                    (A) Sun Communities, Inc. is an affiliate of the issuer.

            (viii) The amount of proceeds used to repay the Demand Note to Sun Communities, Inc. is greater than the amount that was indicated in the Prospectus, as the Company continued to draw funds from June 30, 1997 to September 30, 1997 to provide the Company with working capital.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 12, 1998



                         BINGHAM FINANCIAL SERVICES CORPORATION


                         BY:/s/ Jeffrey P. Jorissen
                            -----------------------------------------------
                                Jeffrey P. Jorissen, President, Chief
                                Executive Officer,  Chief Financial Officer

                                 EXHIBIT INDEX



                                                                          PAGE
                                                         FILED           NUMBER
EXHIBIT NO.           DESCRIPTION                       HEREWITH         HEREIN
-----------           -----------                       --------         ------
    27                Financial Data Schedule              X
