Form 10-Q
period 1998-03-31
BINGHAM FINANCIAL SERVICES CORP
filed 1998-05-12
CIK 1044862

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      This report also includes the Registrant's Use of Proceeds Report Pursuant to ss.229.701(f).

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

                                      OR

[ ] Transition pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                         COMMISSION FILE NUMBER 0-23381


                     BINGHAM FINANCIAL SERVICES CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

          Michigan                                      38-3313951
  (State of Incorporation)                (I.R.S. Employer Identification No.)

        31700 Middlebelt Road                             48334
              Suite 125                                 (Zip Code)
      Farmington Hills, Michigan
(Address of Principal Executive Offices)




       Registrant's telephone number, including area code: (248) 932-9656

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        1,576,818 shares of Common Stock, no par value as of April 30, 1998

                     BINGHAM FINANCIAL SERVICES CORPORATION

                                      INDEX



                                                                                                              PAGES
                                                                                                              -----

PART I
Item 1.           Financial Statements:

                  Balance Sheets as of March 31, 1998 and
                           September 30, 1997                                                                   3

                  Statement of Income for the Three Months and Six Months                                       4
                           Ended March 31, 1998

                  Statement of Cash Flows for the Six Months
                           Ended March 31, 1998                                                                 5

                  Statement of Changes in Stockholders' Equity for the
                           Six Months Ended March 31, 1998                                                      6

                  Notes to Financial Statements                                                               7-8


Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                               9-11



PART II

                  Item 5. Other Events                                                                         12

                  Item 6.(a) Exhibits Required by Item 601 of Regulation S-K                                   12

                  Item 6.(b) Reports on Form 8-K                                                               12

                  Item 701.(f) Use of Proceeds                                                              12-13

                  Signatures                                                                                   14

                  Exhibit Index                                                                                15

                     BINGHAM FINANCIAL SERVICES CORPORATION

                                 BALANCE SHEETS

                      MARCH 31, 1998 AND SEPTEMBER 30, 1997






                                                                          MAR 31                    SEP 30
                                                                           1998                      1997
                                                                      ----------------        ----------------
                   ASSETS
Cash and cash equivalents                                             $        231,000        $             --
Restricted cash                                                              2,745,100                      --
Installment contracts receivable                                            19,456,800               9,541,100
Interest only securities                                                       391,400                      --
Servicing rights                                                               702,700                      --
Other assets                                                                 1,982,900                 111,100
                                                                      ----------------        ----------------

     Total assets                                                     $     25,509,900        $      9,652,200
                                                                      ================        ================


     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Advances by mortgagors                                           $      2,739,200        $          --
     Accounts payable and accrued expenses                                     719,600                 14,800
     Servicing liability                                                       101,000                   --
     Subordinated debt, net of debt discount
         of $548,800                                                         3,451,200                    --
     Note payable - Sun Communities                                          3,940,700               9,747,500
                                                                      ----------------        ----------------

                    Total liabilities                                       10,951,700               9,762,300
                                                                      ----------------        ----------------

     Minority Interest                                                         300,000                    --
                                                                      ----------------        ----------------
     Stockholders' equity (deficiency):
     Preferred stock, no par value, 10,000,000 shares
         authorized; no shares issued and outstanding                            --                        --
     Common stock, no par value, 10,000,000 shares
         authorized; 1,576,818 and 100 shares issued
         and outstanding at Mar and Sept, respectively                      13,617,900                    100
     Paid-in capital                                                           608,500                   --
     Retained earnings (deficit)                                                31,800               (110,200)
                                                                      ----------------        ----------------


                    Total stockholders' equity (deficiency)                 14,258,200               (110,100)
                                                                      ----------------        ----------------

                    Total liabilities and stockholders'
                      equity (deficiency)                             $     25,509,900        $      9,652,200
                                                                      ================        ================



    The accompanying notes are an integral part of the financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME

            FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1998





                                                                         Three Months                 Six Months
                                                                            Ended                       Ended
                                                                           March 31                    March 31
                                                                         ------------               -------------
Revenues:
        Interest income - installment contracts                          $    423,600               $     739,400
        Mortgage origination and servicing fees                               166,500                     166,500
        Other income                                                           40,700                      40,700
                                                                         ------------               -------------
                Total revenues                                           $    630,800               $     946,600
                                                                         ============               =============

Costs and expenses:
        Interest expense                                                      135,300                     286,400
        Provision for credit losses                                            30,000                      50,500
        General and administrative                                            240,200                     328,400
        Other operating expenses                                               45,600                      67,200
                                                                         ------------               -------------

                Total costs and expenses                                      451,100                     732,500
                                                                         ------------               -------------

                Income before taxes                                           179,700                     214,100

Provision for income taxes                                                     60,100                      72,100
                                                                         ------------               -------------


        Net income                                                       $    119,600               $     142,000
                                                                         ============               =============

Weighted average common shares outstanding                                  1,379,545                     969,500
                                                                         ============               =============

Weighted average common shares outstanding,
        fully diluted                                                       1,548,595                   1,092,108
                                                                         ============               =============

Earnings per share:
        Basic                                                            $       0.09               $        0.15
                                                                         ============               =============
        Fully diluted                                                    $       0.08               $        0.13
                                                                         ============               =============














    The accompanying notes are an integral part of the financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION

                             STATEMENT OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED MARCH 31, 1998







Cash flows from operating activities:
    Net income                                                                 $     142,000
    Adjustments to reconcile net income to net
          cash provided by operating activities:
       Provision for credit losses                                                    52,200
       Depreciation and amortization                                                  89,700
       Gain on sale of investment securities                                         (13,500)
       Increase in interest only securities                                         (391,400)
       Increase in net servicing rights                                             (601,700)
       Increase in other assets                                                   (1,975,200)
       Increase in other liabilities                                               1,404,300
                                                                               -------------

               Net cash provided by operating activities                          (1,293,600)
                                                                               -------------

Cash flows from investing activities:
    Installment contracts receivable originated                                  (10,661,200)
    Collections on installment contracts receivable                                  703,300
    Proceeds from the sale of investment securities                                   71,000
                                                                               -------------

               Net cash used in investing activities                              (9,886,900)
                                                                               -------------

Cash flows from financing activities:
    Issuance of common stock                                                      13,617,800
    Issuance of subordinated debt, including discount                              4,000,000
    Advances on note payable, Sun Communities                                      3,541,200
    Repayment of note payable, Sun Communities                                    (9,747,500)
                                                                               -------------

               Net cash used in financing activities                              11,411,500
                                                                               -------------

Net change in cash and cash equivalents                                              231,000

Cash and cash equivalents, beginning of period                                            --
                                                                               -------------
Cash and cash equivalents, end of period                                       $     231,000
                                                                               =============










     The accompanying notes are an integral part of the financial statements

                     BINGHAM FINANCIAL SERVICES CORPORATION

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                     FOR THE SIX MONTHS ENDED MARCH 31, 1998





                                                                                                             TOTAL
                                                    COMMON             PAID-IN            RETAINED        STOCKHOLDER'S
                                                    STOCK              CAPITAL            EARNINGS           EQUITY
                                                --------------      --------------    --------------     --------------
Balance, October 1, 1997                        $          100                        $    (110,200)     $     (110,100)

Issuance of 1,295,000 shares
      of common stock                               11,584,200                                               11,584,200

Issuance of 281,818 shares of
      common stock in conjunction
      with acquisition                               2,033,600                                                2,033,600

Issuance of 400,000 warrants
      with subordinated debt                                        $    577,000                                577,000

Option amortization                                                       31,500                                 31,500

Net income                                                                                  142,000             142,000
                                                --------------      ------------      -------------      --------------

Balance, March 31, 1998                         $   13,617,900      $    608,500      $      31,800      $   14,258,200
                                                ==============      ============      =============      ==============
























     The accompanying notes are an integral part of the financial statements

                     BINGHAM FINANCIAL SERVICES CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


1.     BASIS OF PRESENTATION:

       These unaudited condensed consolidated financial statements of Bingham Financial Services Corporation, a Michigan corporation (the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the Prospectus dated November 13, 1997, and related information provided in conjunction with the Company's initial public offering. The following notes to financial statements present interim disclosures as required by the SEC. The accompanying financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.


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

3.     INSTALLMENT CONTRACTS RECEIVABLE:

       During the quarter, the Company originated net installment contracts receivable approximating $5,840,000. The net balance at March 31, 1998, is after deduction of a provision for credit losses. At March 31, 1998, 1.59% were 60 or more days delinquent and four loans had been foreclosed.

4.     ACQUISITIONS:

       In March 1998, the Company acquired 100% of the outstanding stock of Bloomfield Acceptance Company, L.L.C. ("BAC") and Bloomfield Servicing Company, L.L.C. ("BSC") for 281,818 shares of the Company's common stock valued at $2.1 million. BAC is engaged in the business of the origination of mortgages and real estate lending. Loans originated by BAC primarily consist of fixed rate loans secured by mortgages on commercial property. All loans originated by BAC are immediately sold to permanent investors. BSC was formed to service the loans originated by BAC.

       In addition to the shares of common stock issued to the shareholders of BAC and BSC additional consideration of up to $500,000, in the form of the Company's common stock, will be paid to the shareholders subject to the performance of the merged entities over the two year period following the date of merger.

       The excess of the purchase price over the book value of the net assets acquired for BAC and BSC has been allocated to the tangible and intangible assets based on the Company's estimate of the fair market value of the net assets acquired.

                     BINGHAM FINANCIAL SERVICES CORPORATION

                          NOTES TO FINANCIAL STATEMENTS




5.     EARNINGS PER SHARE:
       -------------------

                                                                            Three Months           Six Months
                                                                                Ended                Ended
                                                                              March 31              March 31
                                                                            ------------          -----------

       Earnings used for basic and diluted earnings per
           share calculation                                                $    119,600          $    142,000
                                                                            ============          ============

       Total shares used for basic earnings per share                          1,379,545               969,500

       Dilutive securities:
           Stock options                                                          21,017                15,324
           Warrants                                                              148,033               107,284
                                                                            ------------          ------------
                                                                                 169,050               122,608
                                                                            ------------          ------------

       Total shares used for diluted earnings per share
           calculation                                                         1,548,595             1,092,108
                                                                            ============          ============

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


RESULTS OF OPERATIONS

For the three months ended March 31, 1998

During the three month period, the Company earned a profit of $179,700 before income taxes on revenues of $630,800 and expenses of $451,100. The primary component of revenues was interest income of $423,600 earned on the Company's portfolio of Contracts which had a balance of $19,457,000 at March 31, 1998. Mortgage origination and servicing revenues for the month of March were $166,500. These revenues were the result of the Company's March 1998 acquisition of Bloomfield Acceptance Company, L.L.C. ("BAC"), an originator of primarily fixed rate loans secured by commercial property and Bloomfield Servicing Company, L.L.C. ("BSC"), a company that was formed to service the loans originated by BAC. The principal components of expense were interest of $135,300 and general and administrative expenses of $240,200. BAC and BSC were responsible for $145,000 of the total general and administrative expenses. Credit losses of $30,000 were reserved at the annual rate of .75% of the average loan balances. In connection with the Participants Support Agreement, the Company has granted Sun 330,000 Participants Options. The Participants Options will vest in eight equal annual installments beginning in January, 2001, if, and only if, Sun is a party to and in compliance with the terms of the Participants Support Agreement on the vesting date and on December 31st of the previous year. The value of the Participants Options will be amortized to expense over the period benefitted.

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

                     BINGHAM FINANCIAL SERVICES CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LOAN PORTFOLIO

At March 31, 1998, the average balance was approximately $28,400 and had a weighted average interest rate of approximately 10.8%. The Company is currently operating with an annual loan loss reserve of 0.75%. As of March 31, 1998, the Company had 15 contracts that were delinquent over 60 days. Contracts past due 30-60 days totaled $393,000 or 2.03% of the outstanding Contracts receivable. The Company sends a notice of default after 30 days and sends a final demand letter after 60 days. If the loan is not brought current pursuant to the terms of the demand letter, the Company commences collection and repossession procedures. To the extent that the repossession and resale of the collateral results in a loss, the reserve account will be charged. If the Company experiences losses in excess of its loan loss reserve it will incur additional charges to the reserve account which would adversely affect its profitability. All loans made by the Company are fully amortizing and provide for equal payment over the term of the Contract (typically 5 to 25 years). The portions of such payments allocable to principal and interest are, for payoff and deficiency purposes, determined in accordance with the terms of the Contract. The following table sets forth, at the date shown, the average loan balance, weighted average loan yield and weighted average initial term.

                                                                March 31, 1998
                                                                --------------
            Outstanding Contract Receivable                     $   19,457,000
            Total Number Contracts Outstanding                             684
            Average Loan Balance                                       $28,400
            Weighted Average Loan Yield                                  10.8%
            Weighted Average Initial Term                           22.5 years

The contracts are secured by manufactured homes which range in age from 1963 to 1998, with approximately 57% of the manufactured homes built since 1996. As of March 31, 1998, the Company's Contracts in its portfolio were concentrated in Michigan (48%), Indiana (25%), Texas (14%) and Florida (10%). The following table sets forth the number and value of loans for various terms, as of March 31, 1998.


                 Term of Loan                     Number of Loans                Value of Loans
                 ------------                     ---------------                --------------
                  5 or less                               21                   $     180,800

                       6-10                               59                         730,500

                      11-12                                6                          84,100

                      13-15                               89                       1,508,000

                      16-20                              171                       4,536,700

                      21-25                              331                      12,046,400

                      26-30                                7                         370,500

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

                     BINGHAM FINANCIAL SERVICES CORPORATION


PART II


ITEM 5. - OTHER EVENTS

On March 18, 1998 the Board of Directors of Bingham Financial Services Corporation resolved to increase the size of the board from six to eight members. The Board further resolved to fill the vacancies created by the appointment of Daniel E. Bober and Creighton J. Weber.


ITEM 6.(A) - EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

                EXHIBIT NO.                       DESCRIPTION
                -----------                       -----------
                    27                      Financial Data Schedule


ITEM 6.(B) - REPORTS ON FORM 8-K

The Company filed a report on Form 8-K, dated March 5, 1998, reporting the acquisition of Bloomfield Acceptance Company, L.L.C., and Bloomfield Servicing Company, L.L.C. for 281,818 shares of the Company's common stock. As disclosed in the Form 8-K, financial statements were not included in the initial report and will be filed by an amendment to the Form 8-K to be filed no later than 60 days after the date the initial report on Form 8-K was required to be filed.


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

                     BINGHAM FINANCIAL SERVICES CORPORATION


ITEM 701.
          (f)   USE OF PROCEEDS, CONTINUED

                (v)     Underwriting discounts and commissions:  $     859,000
                        Attorneys' fees:                               219,000
                        Printing Costs:                                 99,800
                        Accounting Fees:                               100,000
                        Miscellaneous:                                  80,200
                                                                 -------------
                                                                 $   1,358,000
                                                                 =============


                        (B) These payments were direct or indirect payments to
                            others.

                (vi)    Net Offering Proceeds = $11,342,000


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

Dated: April 30, 1998



                     BINGHAM FINANCIAL SERVICES CORPORATION



                     BY: /s/  Jeffrey P. Jorissen
                         ------------------------------------
                              Jeffrey P. Jorissen, President,
                              Chief Executive Officer,
                              Chief Financial Officer

                                  EXHIBIT INDEX



                                                                                                          PAGE
                                                                                          FILED          NUMBER
EXHIBIT NO.             DESCRIPTION                                                     HEREWITH         HEREIN
----------              -----------                                                     --------         -------
    27                  Financial Data Schedule                                             X




