Form 10-Q
period 1998-06-30
BINGHAM FINANCIAL SERVICES CORP
filed 1998-08-12
CIK 1044862

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 This report also includes the Registrant's Use of Proceeds Report Pursuant to Sections 229.701(f).

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

                                       OR

[_] Transition pursuant to Section 13 or 15(d) of the Securities Exchange Act of
    1934



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

       1,576,818 shares of Common Stock, no par value as of July 31, 1998

                     BINGHAM FINANCIAL SERVICES CORPORATION

                                      INDEX

                                      -----

                                                                           PAGES

PART I

Item 1.   Financial Statements:

          Consolidated Balance Sheets as of June 30, 1998 and
                   September 30, 1997                                        3

          Consolidated Statements of Income for the Three
                   Months and Periods Ended June 30, 1998 and 1997           4

          Consolidated Statements of Cash Flows for the Nine
                   Months and Periods Ended June 30, 1998 and 1997           5

          Consolidated Statements of Changes in Stockholders'
                   Equity for the Nine Months Ended June 30, 1998            6

          Notes to Consolidated Financial Statements                       7-8


Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    9-11



PART II

          Item 5. Other Events                                              12

          Item 6 (a) Exhibits Required by Item 601 of
                   Regulation S-K                                           12

          Item 6 (b) Reports on Form 8-K                                    12

          Item 701 (f) Use of Proceeds                                   12-13

          Signatures                                                        14

          Exhibit Index                                                     15

                     BINGHAM FINANCIAL SERVICES CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 1998 AND SEPTEMBER 30, 1997

                                     ------

                                                                 JUNE 30      SEPT 30
                                    ASSETS                        1998         1997
                                                              -----------   -----------
Cash and cash equivalents                                     $ 2,147,100   $        --
Restricted cash                                                 1,201,300            --
Mortgage loans receivable                                      28,398,800            --
Installment contracts receivable, net                          26,562,800     9,541,100
Servicing asset                                                   226,900            --
Other assets                                                    2,220,600       111,100
                                                              -----------   -----------

         Total assets                                         $60,757,500   $ 9,652,200
                                                              ===========   ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Advances by mortgagors                                   $ 1,188,700   $        --
     Accounts payable and accrued expenses                        979,700        14,800
     Servicing liability                                          113,900            --
     Advances under repurchase agreements                      24,364,900
     Subordinated debt, net of debt discount
         of $529,500                                            3,470,500            --
     Notes payable - Sun Communities                           15,624,100     9,747,500
                                                              -----------   -----------

         Total liabilities                                     45,741,800     9,762,300
                                                              -----------   -----------

Minority Interest                                                 302,200            --
                                                              -----------   -----------
Stockholders' equity (deficiency):
     Preferred stock, no par value, 10,000,000 shares
         authorized; no shares issued and outstanding                  --            --
     Common stock, no par value, 10,000,000 shares
         authorized; 1,576,818 and 100 shares issued
         and outstanding at June and Sept, respectively        13,616,500           100
     Paid-in capital                                              630,100            --
     Retained earnings (deficit)                                  466,900      (110,200)
                                                              -----------   -----------

                    Total stockholders' equity (deficiency)    14,713,500      (110,100)
                                                              -----------   -----------

                    Total liabilities and stockholders'
                      equity (deficiency)                     $60,757,500   $ 9,652,200
                                                              ===========   ===========








    The accompanying notes are an integral part of the financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

          FOR THE THREE MONTHS AND PERIODS ENDED JUNE 30, 1998 AND 1997

                                     ------

                                                        Three Months       Nine Months        Period
                                                       Ended June 30,         Ended        January 2, to
                                                     1998         1997     June 30,1998    June 30, 1997
                                                  ----------   ---------    ------------   -------------
Revenues:
        Interest income - installment contracts   $  818,800   $ 112,000    $1,534,900       $ 122,000
        Mortgage origination and servicing fees      972,800          --     1,112,300              --
        Sale of mortgage servicing rights            324,600          --       324,600              --
        Other income                                  69,900         100       160,900             100
                                                  ----------   ---------    ----------       ---------
                Total revenues                    $2,186,100   $ 112,100    $3,132,700       $ 122,100
                                                  ==========   =========    ==========       =========

Costs and expenses:
        Interest expense                             405,300      69,700       691,700          85,200
        Provision for credit losses                   41,500      22,800        92,000          31,500
        General and administrative                   463,200      21,400       791,600          62,800
        Other operating expenses                     616,200       1,000       683,400           7,800
                                                  ----------   ---------    ----------       ---------

                Total costs and expenses           1,526,200     114,900     2,258,700         187,300
                                                  ----------   ---------    ----------       ---------

                Income before taxes                  659,900      (2,800)      874,000         (65,200)

Provision for income taxes                           224,800          --       296,900              --
                                                  ----------   ---------    ----------       ---------
        Net income                                $  435,100   $  (2,800)   $  577,100       $ (65,200)
                                                  ==========   =========    ==========       =========

Weighted average common shares outstanding         1,576,818         100     1,170,451             100
                                                  ==========   =========    ==========       =========

Weighted average common shares outstanding,
        fully diluted                              1,948,082         100     1,404,074             100
                                                  ==========   =========    ==========       =========

Earnings per share:
        Basic                                     $     0.28   $     (28)   $     0.49       $    (652)
                                                  ==========   =========    ==========       =========
        Fully diluted                             $     0.22   $     (28)   $     0.41       $    (652)
                                                  ==========   =========    ==========       =========














    The accompanying notes are an integral part of the financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

           FOR THE NINE MONTHS AND PERIOD ENDED JUNE 30, 1998 AND 1997

                                     ------


                                                                                Nine Months             Period
                                                                                  Ended              January 2 to
                                                                               June 30, 1998         June 30, 1997
                                                                            ----------------        ---------------
Cash flows from operating activities:
    Net income                                                              $        577,100        $       (65,200)
    Adjustments to reconcile net income to net
          cash provided by operating activities:
       Provision for credit losses                                                    77,900                 31,500
       Depreciation and amortization                                                 155,900                  9,400
       Gain on sale of investment securities                                         (13,500)                    --
       Increase in net servicing rights                                             (113,000)                    --
       Increase in other assets                                                   (2,276,000)              (179,400)
       Increase in other liabilities                                               1,666,700                220,500
                                                                            ----------------       ----------------

               Net cash provided by operating activities                              75,100                 16,800
                                                                            ----------------       ----------------

Cash flows from investing activities:
    Mortgage loans receivable originated                                         (28,398,800)                    --
    Installment contracts receivable originated                                  (18,373,100)            (5,372,600)
    Collections on installment contracts receivable                                1,341,700                 98,500
    Proceeds from the sale of investment securities                                   71,000                 (7,700)
    Capital expenditures                                                             (27,300)                    --
                                                                            ----------------       ----------------

               Net cash used in investing activities                             (45,386,500)            (5,281,800)
                                                                            ----------------       -----------------

Cash flows from financing activities:
    Issuance of common stock                                                      13,616,500                    100
    Issuance of subordinated debt, including discount                              4,000,000                     --
    Advances under repurchase agreements                                          24,364,900                     --
    Advances on notes payable, Sun Communities                                    15,224,600              5,264,900
    Repayment of notes payable, Sun Communities                                   (9,747,500)                    --
                                                                            ----------------       ----------------

               Net cash used in financing activities                              47,458,500              5,265,000
                                                                            ----------------       ----------------

Net change in cash and cash equivalents                                            2,147,100                     --

Cash and cash equivalents, beginning of period                                            --                     --
                                                                            ----------------       ----------------
Cash and cash equivalents, end of period                                    $      2,147,100       $             --
                                                                            ================       ================









     The accompanying notes are an integral part of the financial statements

                     BINGHAM FINANCIAL SERVICES CORPORATION

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                     FOR THE NINE MONTHS ENDED JUNE 30, 1998

                                     ------





                                                                                                                  TOTAL
                                                        COMMON            PAID-IN            RETAINED         STOCKHOLDER'S
                                                        STOCK             CAPITAL            EARNINGS           EQUITY
                                                   ---------------     -------------      --------------      -------------
     Balance, October 1, 1997                      $           100                        $     (110,200)     $    (110,100)

     Issuance of 1,295,000 shares
          of common stock                               11,582,800                                               11,582,800

     Issuance of 281,818 shares of
          common stock in conjunction
          with acquisition                               2,033,600                                                2,033,600

     Issuance of 400,000 warrants
          with subordinated debt                                       $     577,000                                577,000

     Option amortization                                                      53,100                                 53,100

     Net income                                                                                  577,100            577,100
                                                    --------------     -------------      --------------     --------------

     Balance, June 30, 1998                        $    13,616,500     $     630,100      $      466,900    $    14,713,500
                                                   ===============     =============      ==============    ===============























     The accompanying notes are an integral part of the financial statements

                     BINGHAM FINANCIAL SERVICES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     ------



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

   For purposes of income statement and cash flow comparison, the Company does not have a period covering the nine months ended June 30, 1997. Information presented covers the period from January 2, 1997 (date of inception) through June 30, 1997. Earnings per share information for the periods ending June 30, 1997 is based on the 100 shares issued for initial capitalization. The Company's initial public offering of common stock did not take place until the quarter ended December 31, 1997.

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

   At the time of the public offering the Company also issued $4.0 million of subordinated debt to Sun which has a seven-year term and an annual interest rate of 9.75%. The Company may also borrow up to $6.0 million of additional subordinated debt on a revolving basis through 2002. In connection therewith, Sun received 400,000 warrants to purchase stock of the Company at $10 per share for seven years.

3. RECENT ACCOUNTING PRONOUNCEMENTS:

   In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130") which is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of this standard will not have an impact on the Company's financial position or results of operations.

   In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of this standard will not have an impact on the Company's financial position or results of operations.

                     BINGHAM FINANCIAL SERVICES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     ------

4. INSTALLMENT CONTRACTS/COMMERCIAL MORTGAGES RECEIVABLE:

   During the quarter, the Company originated net installment contracts receivable approximating $7,132,000. The balance of installment contracts receivable at June 30, 1998, is net of a provision for credit losses. At June 30, 1998, 1.10% of installment contracts were 60 or more days delinquent and 11 loans had been foreclosed.

   New loans originated by Bloomfield Acceptance, the Company's commercial lending subsidiary, for the quarter ended totaled $154 million. Commercial mortgage loans receivable at June 30, 1998 were approximately $28 million.

5. ACQUISITIONS:

   In March 1998, the Company acquired 100% of the outstanding stock of Bloomfield Acceptance Company, L.L.C. ("BAC") and Bloomfield Servicing Company, L.L.C. ("BSC") for 281,818 shares of the Company's common stock valued at $2.1 million. BAC is engaged in the business of the origination of mortgages and real estate lending. Loans originated by BAC primarily consist of fixed rate loans secured by mortgages on commercial property. BSC was formed to service the loans originated by BAC and others.

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

6. EARNINGS PER SHARE:

                                                        Three Months  Nine Months
                                                            Ended        Ended
                                                        June 30, 1998 June 30, 1998
                                                        ------------- -------------
       Earnings used for basic and diluted earnings per
           share calculation                            $  435,100    $  577,100
                                                        ==========    ==========

       Total shares used for basic earnings per share    1,576,818     1,170,451

       Dilutive securities:
           Stock options                                    47,597        28,422
           Warrants                                        323,667       205,201
                                                        ----------    ----------
                                                           371,264       233,623
                                                        ----------    ----------

       Total shares used for diluted earnings per share
           calculation                                   1,948,082     1,404,074
                                                        ==========    ==========


7. YEAR 2000 COMPLIANCE:

   Bingham is currently in the process of evaluating its information technology infrastructure for year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

                     BINGHAM FINANCIAL SERVICES CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     ------

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

RESULTS OF OPERATIONS
For the three months ended June 30, 1998

During the three month period, the Company earned a profit of $659,900 before income taxes on revenues of $2,186,100 and expenses of $1,526,200. The primary components of revenue were mortgage origination and servicing fees of $972,800. Interest income of $818,800 was earned on the Company's portfolio of manufactured home contracts which had a balance of $26,562,800 and the Company's portfolio of commercial mortgages that had a balance of $28,398,800 at June 30, 1998.

The principal components of expense were interest of $405,300 and general and administrative expenses of $463,200. Credit losses of $41,500 were reserved at the annual rate of .75% of the average loan balances.

It is the intention of the Company to generate larger business volume from the Sun portfolio as well as from the portfolios of other community owners.

LIQUIDITY AND CAPITAL RESOURCES
The Company completed an initial public offering of 1,270,000 shares of common stock and sold 25,000 shares of common stock to Sun in a private transaction during the three months ended December 31, 1997 resulting in net proceeds of approximately $11.6 million. This was used to repay advances from Sun and to provide working capital for additional loans. Sun has provided a Subordinated Debt facility, consisting of a $4 million term loan and a five-year revolving line of credit up to $6 million. Sun has also provided an additional $12 million revolving line of credit payable upon demand with an annual interest rate equal to "LIBOR" plus 140 basis points.

In March of 1998 the Company's commercial mortgage subsidiary entered into a one year master repurchase agreement with a lender to finance up to $150 million of fixed rate commercial loans secured by real estate. As of June 30, 1998, approximately $24.4 million of borrowings were outstanding under this facility. Outstanding borrowings under this master repurchase agreement are secured by commercial mortgage loans.

The Company expects to meet its short term liquidity requirements through working capital provided by operating activities and proceeds under a warehouse line of credit which is currently being negotiated. The Company expects to meet its long term liquidity requirements through additional equity offerings, draws on its revolving lines of credit of $18 million, advances under repurchase agreements, and possible future periodic securitizations of its loan portfolio.

                     BINGHAM FINANCIAL SERVICES CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     ------


INSTALLMENT CONTRACT PORTFOLIO
At June 30, 1998, the average loan balance was approximately $29,000 and had a weighted average interest rate of approximately 10.8%. The Company is currently operating with an annual loan loss reserve of 0.75%. As of June 30, 1998, the Company had 12 contracts that were delinquent over 60 days. Contracts past due 30-60 days totaled $388,000 or 1.50% of the outstanding Contracts receivable. The Company sends a notice of default after 30 days and sends a final demand letter after 60 days. If the loan is not brought current pursuant to the terms of the demand letter, the Company commences collection and repossession procedures. To the extent that the repossession and resale of the collateral results in a loss, the reserve account will be charged. If the Company experiences losses in excess of its loan loss reserve it will incur additional charges to the reserve account which would adversely affect its profitability. All loans made by the Company are fully amortizing and provide for equal payment over the term of the Contract (typically 5 to 25 years). The portions of such payments allocable to principal and interest are for payoff and deficiency purposes, determined in accordance with the terms of the Contract. The following table sets forth, at the date shown, the average loan balance, weighted average loan yield and weighted average initial term.

                                                                 June 30, 1998
                                                               ---------------
         Outstanding Contract Receivable                       $    26,325,000
         Total Number of Contracts Outstanding                             922
         Average Loan Balance                                  $        29,000
         Weighted Average Loan Yield                                      10.8%
         Weighted Average Initial Term                              22.5 years

The contracts are secured by manufactured homes, which range in age from 1963 to 1998, with approximately 56% of the manufactured homes built since 1996. As of June 30, 1998, the Company's Contracts in its portfolio were concentrated in Michigan (41%), Indiana (24%), Texas (11%) and Florida (10%). The following table sets forth the number and value of loans for various terms, as of June 30, 1998.


         Term of Loan            Number of Loans              Value of Loans
         ------------            ---------------            -----------------
          5 or less                      28                 $       232,700

               6-10                      84                         989,100

              11-12                       7                         120,100

              13-15                     119                       2,107,900

              16-20                     225                       6,054,300

              21-25                     450                      16,423,000

              26-30                       9                         397,900

                     BINGHAM FINANCIAL SERVICES CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     ------



CREDIT LOSS AND FORECLOSURE EXPERIENCE
The Company's profitability depends in large part upon its ability to effectively monitor and control credit losses. The Company provides for a reserve for credit losses at an annual rate of 0.75% of installment contract receivable balances. To the extent the Company experiences loss rates or foreclosure rates in excess of those estimated, the Company may experience an adverse material effect.


CAPITALIZED MORTGAGE SERVICING RIGHTS
The Company records a separate asset or liability representing the right or obligation, respectively to service loans for others. A servicing asset is determined by allocating the loans previous carrying amount between the servicing asset and the loans that were sold, based on their relative fair values at the date of sale. Servicing liabilities are recorded at their fair value as a reduction of the sale proceeds. The fair value of the servicing assets and liabilities is based on an analysis of discounted cash flows that incorporates estimates of market servicing costs, projected ancillary servicing revenue, projected prepayment rates and market profit margins.

Mortgage servicing rights are periodically assessed for impairment based on the fair value of those rights calculated on a discounted basis. This assessment is performed on a disaggregate basis, stratified by mortgage type and term. Identified impairments are recognized through a valuation allowance. No valuation allowance was necessary at June 30, 1998.

Changes in capitalized mortgage servicing rights are summarized as follows:

        Balance at March 31, 1998, net            $     601,700
        Additional servicing liabilities, net           (11,800)
        Amortization                                     (8,700)
        Sales                                          (468,200)
                                                  -------------
        Balance at June 30, 1998, net             $     113,000
                                                  =============



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

                     BINGHAM FINANCIAL SERVICES CORPORATION

PART II


ITEM 5. - OTHER EVENTS

On March 18, 1998 the Board of Directors of Bingham Financial Services Corporation resolved to increase the size of the board from six to eight members. The Board further resolved to fill the vacancies created by the appointment of Daniel E. Bober and Creighton J. Weber as directors.


ITEM 6.(A) - EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

           EXHIBIT NO.                         DESCRIPTION
           -----------                         -----------

              27                        Financial Data Schedule


ITEM 6.(B) - REPORTS ON FORM 8-K

The Company filed a report on Form 8-K, dated March 5, 1998, reporting the acquisition of Bloomfield Acceptance Company, L.L.C., and Bloomfield Servicing Company, L.L.C. for 281,818 shares of the Company's common stock. As disclosed in the Form 8-K, financial statements were not included in the initial report and were filed by an amendment to the Form 8-K on May 12, 1998.


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

               (viii)The amount of proceeds used to repay the Demand Note to Sun
                     Communities, Inc. is greater than the amount that was indicated in the Prospectus, as the Company continued to draw funds from June 30, 1997 to September 30, 1997 to provide the Company with working capital.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 1998



                                  BINGHAM FINANCIAL SERVICES CORPORATION



                                  BY: /s/  Jeffrey P. Jorissen
                                     -------------------------------------------
                                     Jeffrey P. Jorissen,  President, Chief
                                     Executive Officer, Chief Financial Officer

                                  EXHIBIT INDEX



                                                           PAGE
                        FILED                             NUMBER
EXHIBIT NO.             DESCRIPTION                      HEREWITH         HEREIN


    27                  Financial Data Schedule              X