Form 10-K
period 1998-09-30
BINGHAM FINANCIAL SERVICES CORP
filed 1998-12-28
CIK 1044862

                                    FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _____________   TO _____________


                           Commission File No. 0-23381

                     BINGHAM FINANCIAL SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

STATE OF MICHIGAN                                                     38-3313951
State of Incorporation                                  I.R.S. Employer I.D. No.


                              260 EAST BROWN STREET
                                    SUITE 200
                           BIRMINGHAM, MICHIGAN 48009
                                 (248) 644-5470
          (Address of principal executive offices and telephone number)


           Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE

           Securities Registered Pursuant to Section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                       [ ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X  No
                                        ---    ---
As of December 4, 1998, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $17,767,187.50, determined in accordance with the highest price at which the stock was sold on such date as reported by the Nasdaq SmallCap Market.

As of December 4, 1998, there were 1,576,818 shares of the Registrant's common stock issued and outstanding.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Bingham Financial Services Corporation (the "Company") is a specialized financial services company, providing financing for new and previously owned manufactured homes. Through acquisitions during 1998, the Company's business has expanded to include commercial lending and mortgage servicing for income-producing properties.

The Company has recently moved its executive office to 260 East Brown Street, Suite 200, Birmingham, Michigan 48009 and its new telephone number is (248) 644-5470. The Company, which is a Michigan corporation, employed 25 people as of September 30, 1998.

HISTORY OF THE COMPANY

The Company was incorporated in August, 1996 as an affiliate of Sun Communities, Inc. ("Sun"), a fully integrated publicly held real estate investment trust ("REIT"), and began transacting business in January of 1997. The Company completed its initial public offering on November 13, 1997. At that time, the Company's business was focused primarily on providing financing for new and previously owned manufactured homes by making conventional loans under installment loan contracts secured by the borrower's manufactured home ("Contracts").

The Company was formed by Sun in response to the growing need to provide timely and competitive financing to residents in manufactured home communities owned and managed by Sun ("Sun Communities"). Sun is one of the nation's largest owners and managers of manufactured housing communities. Established in 1975, Sun became a public company in 1993 with its common stock listed on the New York Stock Exchange under the symbol SUI. Sun has experienced rapid growth since becoming public, growing from 24 communities and 6,500 developed sites to 104 communities and over 37,000 developed sites as of September 30, 1998.


STRUCTURE OF THE COMPANY

Sun assisted in forming the Company by loaning the Company amounts required to fund the Company's Contracts pursuant to a demand note which was paid in full with the proceeds from the Company's initial public offering. In addition, Sun through its operating subsidiary, Sun Communities Operating Limited Partnership (collectively, "Sun"), continues to provide financial assistance pursuant to a subordinated debt facility consisting of a $4 million term loan and a $6 million five year revolving credit facility (the "Subordinated Debt Facility") as well as a $12 million demand line of credit. In connection with the Subordinated Debt Facility, the Company issued common stock purchase warrants to Sun to purchase up to 400,000 shares of common stock at the initial public offering price of $10 per share. Sun also entered into an arrangement with the Company whereby Sun offers the Company as the only preferred financing source to home purchasers and home owners in Sun Communities. For its services, Sun receives an annual fee based on average loan balances, which fee was $85,000 for the year ended September 30, 1998, and the Company granted Sun 330,000 options to purchase common stock of the Company which will vest in eight equal annual amounts beginning in January 2001. The Company paid Sun a fee of $75,000 for the year ended September 30, 1998 as reimbursement for general and administrative expenses.

The operations of the Company are carried on through certain subsidiaries (the "Subsidiaries"), including MHFC, Inc., a Michigan corporation ("MHFC"), I.J.K. Insurance Agency, Inc., MHFC of New Mexico, Inc., Bloomfield Acceptance Company, L.L.C. ("Bloomfield") and Bloomfield Servicing Company, L.L.C. ("Bloomfield Servicing"). Substantially all of the Company's assets are held by or through MHFC and Bloomfield, of which the Company is the sole shareholder and sole member, respectively.

MAJOR ACQUISITIONS

In March of 1998, the Company, through two wholly owned subsidiaries, acquired (the "Transaction") Bloomfield and its mortgage servicing affiliate Bloomfield Servicing, expanding the Company's business into commercial lending and servicing. As consideration for the Transaction, the Company issued 272,727 shares of Bingham common stock to the members of Bloomfield and Bloomfield Servicing and an additional 9,091 shares of Bingham common stock to certain members to be held in escrow for a period of three years from the closing of the Transaction in accordance with the terms of an escrow agreement. In addition, at some time between May 31, 1999 and May 31, 2000, the Company is required to issue up to that number of shares of Bingham common stock equal in value to $500,000 as additional consideration if the businesses of Bloomfield and Bloomfield Servicing meet certain requirements.

FINANCING AND OTHER ACTIVITIES

MANUFACTURED HOUSING

The Company originates conventional loans that generally range in size from $4,500 to $90,000 and have a term of 5-25 years. The Company has focused its marketing efforts principally through manufactured home community owners and operators. This effort has been targeted at Sun Communities, where the Company's services are offered as the preferred source of financing. The Company continues to take the steps necessary to capture a greater share of the loans generated by home purchasers and owners in Sun Communities. In addition, the Company has also started to originate loans through manufactured home dealers.

The Company is responsible for processing credit applications for potential borrowers and adheres to a set of uniform underwriting guidelines to maintain an acceptable level of credit risk with respect to its growing portfolio of loans. The Company has a scoring model which uses a statistically based automated credit scoring system, that is continually refined, which quantifies responses using variables obtained from the applicant's credit application and credit report. This scoring model is based on empirical historical data which helps the Company determine the probability of loan failure and assess what changes in loan terms would make the loan an acceptable risk. The most significant criteria in the scoring model are the applicant's payment history and income. While the scoring model is based on objective criteria, the underwriter has the discretion to award a limited number of points to an applicant for certain credit and value factors.

The Company retains a security interest in any manufactured home it finances. To perfect its security interest in the manufactured home, the Company delivers the application for a new certificate of title to the applicable state agency for processing. Once either the new certificate of title or a stamped application form is received by the Company, its security interest is deemed "perfected" under applicable state law.

The Company has entered into an agreement with an unaffiliated third party, St. James Servicing Corporation (the "Subservicer") for the servicing of the Contracts (the "Subservicer Agreement"). The Subservicer receives a monthly fee per Contract depending on the number of Contracts it is servicing. The Subservicer Agreement has a 10 year term and terminates if the entire amounts of principal and interest on all loans are paid in full. The Company may terminate the agreement earlier with or without cause upon 90 days written notice to the Subservicer. If the

Company terminates the Subservicer Agreement without cause it must pay the Subservicer 3 months' servicing fees.

The Company's ability to finance Contracts is dependent on its availability of funds. In March 1998, Sun extended a line of credit of up to $12 million to the Company. The loan is evidenced by a demand promissory note bearing interest at a per annum rate equal to LIBOR plus 140 basis points. The loan is unsecured but with full recourse. In addition, the Company continues to draw from funds available under the Subordinated Debt Facility. The Company has entered into a repurchase arrangement with an unrelated party and has also sold a significant number of Contracts to unrelated financial institutions without retaining servicing and with full recourse to the Company in the event of a default by the borrower.

COMMERCIAL MORTGAGE BANKING BUSINESS

GENERAL

Through Bloomfield and Bloomfield Servicing, the Company participates and is active in all aspects of commercial real estate mortgage banking, including originating, underwriting, placing, securitizing, and servicing commercial real estate loans. Bloomfield acts as both a direct lender, making commercial real estate loans for its own portfolio as well as for accumulation and securitization, and as a traditional mortgage banker, placing commercial real estate loans with institutional investors.

Much of Bloomfield's activities are focused on the manufactured housing industry and the Company believes that Bloomfield is one of the largest originators of loans on manufactured home communities in the country. A manufactured home community is a residential subdivision designed and improved with sites for the placement of manufactured homes and related improvements and amenities. From January 1, 1998 through the end of the Company's fiscal year, Bloomfield had originated approximately $185 million of loans on manufactured home communities.

LENDING

Bloomfield sources lending opportunities on a nationwide basis from direct borrower inquiry as well as from mortgage bankers. Loan applications are processed at the Company's offices in Birmingham, Michigan where due diligence is performed, including an analysis of property operating history, appraisal report, environmental report, borrower creditworthiness, credit history and experience. Bloomfield performs on-site property inspection and local market analysis.

Bloomfield historically has funded its direct lending operations through simultaneous buy/sell arrangements with major institutional investors, earning origination and servicing fees. Beginning in May 1998, Bloomfield began funding loans primarily through a repurchase agreement with a Wall Street investment bank, in expectation of receiving the benefit of greater securitization profits by taking on the risk of hedging and aggregation. It is expected that Bloomfield will fund the bulk of its future direct lending activities through similar arrangements. A portion of Bloomfield's direct lending activities will remain on the balance sheet.

As of the end of the fiscal year, Bloomfield maintained a portfolio of $65.5 million of loans.

TRADITIONAL MORTGAGE BANKING

Bloomfield places commercial real estate mortgage loans with institutional investors, primarily life insurance companies that it represents on an exclusive or semi-exclusive basis. The bulk of these activities take place in Michigan.

SERVICING

Bloomfield Servicing services loans that Bloomfield originates. Historically, the majority of the loans made on a direct lending basis were serviced until the loan was securitized, at which time Bloomfield Servicing received a servicing termination fee. Beginning in May 1998, Bloomfield Servicing began retaining the servicing of its direct loans and it is expected that the size of Bloomfield Servicing's servicing portfolio will increase.

It addition to Bloomfield's loans, Bloomfield Servicing services commercial real estate loans on behalf of five institutional investors. The majority of these loans are in Michigan.

As of September 30, 1998, Bloomfield Servicing's servicing portfolio totaled approximately $374 million. The entire portfolio was current.

DELINQUENCY AND REPOSSESSION

The Subservicer is responsible for the servicing of Contracts from the time of funding until the loan is paid in full. This servicing includes processing payments and issuing delinquent letters of 7 days and 17 days, and a 27 day default letter. The Company is responsible for collecting loans that are over 30 days delinquent and it hires a local attorney after the expiration of the 27 day default letter. The local attorney issues a 30 day demand letter, at which time full payment must be made on all arrearages including late fees and attorney fees. The Company generally repossesses the manufactured home after payments have become 60 to 90 days delinquent if the Company is not able to work out a satisfactory arrangement with the borrower. Sun and an affiliate of Sun may assist with foreclosure and the sale of the manufactured home after repossession.

In an effort to minimize repossessions on Contracts sold with full recourse, the Company monitors the servicing and collection efforts of the financial institutions to which the Company has sold Contracts with full recourse.

The Company maintains a reserve for estimated credit losses on Contracts owned by the Company or sold to third parties with full recourse. The Company provides for losses in amounts necessary to maintain the reserves at levels the Company believes are sufficient to provide for future losses based on the Company's historical loss experience, current economic conditions and portfolio performance measures. For fiscal 1998 and 1997, as a result of expenses incurred due to defaults and repossessions, $39,000 and $0, respectively was charged to the reserve for losses on credit sales. The Company's reserve for losses on credit sales at September 30, 1998 was $185,000, as compared to $58,000 at September 30, 1997.

In fiscal 1998 and 1997, the Company repossessed 15 and 1 manufactured homes, respectively. The Company's inventory of repossessed homes was 8 homes at September 30, 1998 as compared to 1 home at September 30, 1997. The estimated net realizable value of the repossessed homes in inventory at September 30, 1998 was approximately $194,000.

The net losses resulting from repossessions on Company originated loans as a percentage of the average principal amount of such loans outstanding for fiscal 1998 and 1997 was .23% and 0.0%.

At September 30, 1998 and September 30, 1997, delinquent installment sales contracts and loans expressed as a percentage of the total number, and of the total amount, of installment sales contracts and loans which the Company services, or has sold with full recourse and are serviced by others, were as follows:




                                            TOTAL                               DELINQUENCY PERCENTAGE
                                          NUMBER OF                               SEPTEMBER 30, 1998
                                          CONTRACTS          ------------------------------------------------------------
                                          AND LOANS
                                          ---------
                                                             30 DAYS           60 DAYS           90 DAYS            TOTAL
                                                             -------           -------           -------            -----
Company-serviced contracts and loans          803              3.9%             2.2%              2.0%              8.2%
(Manufactured Home loans)

Contracts and loans sold with full            382              0.0%             0.0%              0.0%              0.0%
recourse serviced by others(1)                ---              ----             ----              ----              ----

                                             1185              2.6%             1.5%              1.4%              5.5%


Company-serviced contracts and loans           13              0.0%             0.0%              0.0%              0.0%
(Commercial loans)



                                          TOTAL NUMBER                           DELINQUENCY PERCENTAGE
                                          OF CONTRACTS                             SEPTEMBER 30, 1997
                                            AND LOANS         -----------------------------------------------------------
                                            ---------
                                                              30 DAYS          60 DAYS           90 DAYS            TOTAL
                                                              -------          -------           -------            -----
Company -serviced contracts and loans          366             0.0%             0.3%              0.3%              0.6%
(Manufactured Home loans)

Contracts and loans sold with full               0             0.0%             0.0%              0.0%              0.0%
recourse serviced by others                      -             ----             ----              ----              ----

                                               366             0.0%             0.3%              0.3%              0.6%




Company-serviced contracts and loans             0             0.0%             0.0%              0.0%              0.0%
(Commercial loans)




                                          TOTAL AMOUNT                           DELINQUENCY PERCENTAGE
                                          OF CONTRACTS                             SEPTEMBER 30, 1998
                                            AND LOANS         -----------------------------------------------------------
                                            ---------                            (Dollars in thousands)
                                                              30 DAYS          60 DAYS           90 DAYS            TOTAL
                                                              -------          -------           -------            -----
Company-serviced contracts and loans        $ 22,674           3.2%             2.2%              1.6%              7.0%
(Manufactured Home loans)

Contracts and loans sold with full           $11,218           0.0%             0.0%              0.0%              0.0%
recourse serviced by others(1)               -------           ----             ----              ----              ----

                                             $33,892           2.2%             1.5%              0.5%              4.2%



Company-serviced contracts and loans         $65,546           0.0%             0.0%              0.0%              0.0%
(Commercial loans)




                                          TOTAL AMOUNT                           DELINQUENCY PERCENTAGE
                                          OF CONTRACTS                             SEPTEMBER 30, 1997
                                            AND LOANS         -----------------------------------------------------------
                                            ---------                            (Dollars in thousands)
                                                              30 DAYS          60 DAYS           90 DAYS            TOTAL
                                                              -------          -------           -------            -----
Company-serviced contracts and loans         $9,556            .59%             .13%              .61%              1.33%
(Manufactured Home loans)

Contracts and loans sold with full                0            0.0%             0.0%              0.0%               0.0%
recourse serviced by others                       -            ----             ----              ----               ----

                                             $9,556            .59%             .13%              .61%              1.33%

Company-serviced contracts and loans              0            0.0%             0.0%              0.0%               0.0%
(Commercial loans)


(1) On September 30, 1998 the Company completed a sale of 382 loans with a total principal balance of approximately $11.2 million. At the time of the sale the loans were all current. They are included in the above tables to more accurately reflect delinquency percentages of the portfolio.

INSURANCE

IJK Insurance Agency, Inc., a subsidiary of the Company, is a licensed agent placing property and casualty, credit life and warranty insurance, primarily for the Company's manufactured home loans.

COMPETITION

The manufactured housing finance industry is very fragmented and highly competitive. There are numerous non-traditional consumer finance sources serving this market. Several of these financing sources are larger than the Company and have greater financial resources. In addition, some of the manufactured housing industry's larger manufacturers maintain their own finance subsidiaries to provide financing for purchasers of their manufactured homes. Historically, traditional financing sources (commercial banks, savings and loans, credit unions and other consumer lenders), many of which have significantly greater resources than the Company and may be able to offer more attractive terms to potential customers, have not consistently served this market.

The Company believes that its relationship with Sun, its focus on community owners and operators, its prompt and consistent review of credit applications and its emphasis on providing a high level of service enable it to compete effectively for the purchase price financing and refinancing of manufactured homes. However, to the extent that traditional and non-traditional lenders significantly expand their activity in this market, the Company may be adversely affected. There is no assurance that the Company will be able to effectively compete against its existing or any future competitors.

The Company's manufactured home finance business is generally subject to seasonal trends, reflecting the general pattern of sales of manufactured homes peaking during the spring and summer months and declining to lower levels from mid-November through January.

The Company's commercial lending business is highly competitive and Bloomfield operates on a nationwide basis against a host of local, regional and national lenders. Many of its competitors are larger and have greater financial resources than the Company. Traditionally, the Company's competitors included banks and thrifts, life insurance companies, mortgage bankers and credit companies. More recently, the competition has expanded to encompass Wall Street brokerage houses, either directly or through proxies or "conduits." The Company believes that the industry is in a state of transition and rapid consolidation and while the Company believes that it is well-positioned to compete effectively in this environment, there can be no assurances that it will do so.

REGULATION AND SUPERVISION

The Company is subject to regulation and licensing under various federal and state statutes and regulations. The Company's manufactured home finance business currently is conducted in the states of Alabama, Arizona, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Kansas, Michigan, Missouri, North Carolina, Ohio, Oregon, South Carolina, Texas and Virginia, and the Company currently intends to operate in the states of California, Idaho, Nevada, North Dakota, New Mexico, Utah and Washington. Most states where the Company operates: (i) limit the interest rate and other charges that may be imposed under, or prescribe certain other terms of, the Contracts; (ii) regulate the sale and type of insurance products that the Company may offer and the insurers for which it will act as agent; and (iii) define the Company's rights to repossess and sell collateral. The Company is licensed to conduct its finance operations in the states of Alabama, Colorado, Delaware, Florida, Indiana, Kansas, Michigan, Missouri, North Carolina, Ohio, Texas and Virginia. No license is required to conduct the Company's manufactured home finance operations in Arizona, Georgia, Illinois, Oregon and South Carolina.

The Company is subject to numerous federal laws, including the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act and the rules and regulations promulgated thereunder, and certain rules of the Federal Trade Commission. These laws require the Company to provide certain disclosures to applicants, prohibit misleading advertising and protect against discriminatory financing or unfair credit practices. The Truth in Lending Act and Regulation Z promulgated thereunder require disclosure of, among other things, the terms of repayment, the final maturity, the amount financed, the total finance charge and the annual percentage rate charged on each Contract. The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants (including retail installment contract obligors) on the basis of race, color, sex, age or marital status. Under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. The Fair Credit Reporting Act requires the Company to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency. The rules of the Federal Trade Commission limit the types of property a creditor may accept as collateral to secure a consumer loan and its holder in due course rules provide for the preservation of the consumer's claims and defenses when a consumer obligation is assigned to a subject holder. The Credit Practices Rule of the Federal Trade Commission imposes additional restrictions on loan provisions and credit practices.

The sale of insurance products by the Company is subject to various state insurance laws and regulations which govern allowable charges and other practices.

The regulatory procedures discussed above are subject to changes by the regulatory authorities. There are no assurances that future regulatory changes will not occur. These regulatory changes could place additional burdens on the Company.

ITEM 2.  PROPERTIES

FACILITY

The Company's corporate headquarters is approximately 14,800 square feet, terminates on October 31, 2001 and is located in Birmingham, Michigan. The lease on this space currently provides for monthly rent of $28,700 per month, including base rent and a pro rata share of operating expenses and real estate taxes. The Company has an option to renew the lease for an additional 3 years.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal, governmental, administrative or other proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been listed on the Nasdaq SmallCap Market ("Nasdaq") since May 11, 1998 under the symbol "BFSC" and was previously traded on the NASD OTC Bulletin Board. On December 4, 1998, the closing sales price of the Common Stock was 16 1/8 and the Common Stock was held by approximately 38 holders of record and approximately 750 beneficial holders. The following table sets forth, for the periods indicated, the range of the high and low sales prices.


                                                                                  High        Low
                                                                                  ----        ---
           FISCAL YEAR ENDED SEPTEMBER 30, 1998
              First Quarter ended 12/31/97...................................     10 3/8      9
              Second Quarter ended 3/31/98...................................     16          9 3/8
              Third Quarter ended  6/30/98...................................     22 3/4     16 1/8
              Fourth Quarter ended 9/30/98...................................     28 1/2     13 1/4



The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain any earnings for use in its operations and does not anticipate paying cash dividends in the foreseeable future.

The following chart sets forth the information regarding all securities issued by the Company during the year ended September 30, 1998, which were not registered under the Securities Act:


                                                                                                    Conversion/
Securities Issued     Date of Issuance   Purchaser           Consideration      Exemption           Exercise price
-----------------     ----------------   ---------           -------------      ---------           --------------
                                         Sun
25,000 shares of                         Communities,                           (4)2 of the
Common Stock          10/27/97           Inc.                $250,000           Securities Act      N/A


96,730 shares of                                             Membership         (4)2 of the
Common Stock          3/05/98            Daniel E. Bober     Interest (1)       Securities Act      N/A


96,730 shares of                         Creighton J.        Membership         (4)2 of the
Common Stock          3/05/98            Weber               Interest (1)       Securities Act      N/A


                                                                                                    Conversion/
Securities Issued     Date of Issuance   Purchaser           Consideration      Exemption           Exercise price
-----------------     ----------------   ---------           -------------      ---------           --------------
25,695 shares of                         Joseph              Membership         (4)2 of the
Common Stock          3/05/98            Drolshagen          Interest in (1)    Securities Act      N/A


17,130 shares of                                             Membership         (4)2 of the
Common Stock          3/05/98            James Bennett       Interest (1)       Securities Act      N/A


5,136 shares of                          Patricia            Membership         (4)2 of the
Common Stock          3/05/98            Jorgensen           Interest (1)       Securities Act      N/A


13,689 shares of                                             Membership         (4)2 of the
Common Stock          3/05/98            Deborah Jenkins     Interest (1)       Securities Act      N/A



1,708 shares of                                              Membership         (4)2 of the
Common Stock          3/05/98            Lynn Baszczuk       Interest (1)(2)    Securities Act      N/A


15,000 shares of                                             Membership         (4)2 of the
Common Stock          3/05/98            James Simpson       Interest in (1)    Securities Act      N/A


7,500 shares of                          Katheryne           Membership         4)2 of the
Common Stock          3/05/98            Zelenock            Interest (1)       Securities Act      N/A


2,500 shares of                                              Membership         (4)2 of the
Common Stock          3/05/98            Jeffrey Urban       Interest (1)       Securities Act      N/A


(1)  Membership interest in Bloomfield Acceptance Company, L.L.C and
     Bloomfield Servicing Company, L.L.C. For a description of the acquisition of Bloomfield Acceptance Company, L.L.C. and Bloomfield Servicing Company, L.L.C., see the Company's Current Report on Form 8-K dated March 5, 1998.

(2) Ms. Baszczuk did not hold a membership interest in Bloomfield Servicing Company, L.L.C.




ITEM 6.           SELECTED FINANCIAL DATA


                                                                 YEAR ENDED                   PERIOD JANUARY 2
                                                             SEPTEMBER 30, 1998             TO SEPTEMBER 30, 1997
                                                             ------------------             ---------------------
                                                                          (Dollars in thousands)
INCOME STATEMENT DATA:
----------------------
    Revenue                                                       $    6,141                     $     280
    Loss before income tax benefit                                      (793)                         (110)
    Net loss                                                            (574)                         (110)
    Loss per common share, basic and diluted                           (0.46)                            -

BALANCE SHEET DATA:
    Total assets                                                  $   94,859                     $   9,652
    Total debt                                                        78,230                         9,747
    Stockholders' equity (deficiency)                                 13,457                          (110)

SELECTED RATIOS:
    Return on average assets                                          (1.23%)                       (2.28%)
    Return on average equity (deficiency)                              (4.13)                      (100.00)
    Average equity (deficiency) to average assets                      29.77                         (1.14)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company commenced operations in January 1997, for the primary purpose of originating loans on manufactured home "Contracts" located within the communities owned by Sun. The Company was formed by Sun in response to the growing need to provide timely and competitive financing to residents in manufactured home communities. The Company provides financing for new and previously owned manufactured homes to borrowers whose credit needs may or may not be met by traditional financial institutions due to credit expectations or other factors. The Company through one of its subsidiaries also provides warranty, credit life and disability insurance on the contracts it finances. Through acquisitions the Company's business has expanded to include commercial lending and mortgage servicing for income producing properties.

The Company expects to extend its business to include the origination of manufactured home loans to communities not owned and operated by Sun, other types of installment loans, expand its mortgage servicing operations and engage in other related businesses through the initiation of new businesses or through the acquisition of existing ones.

RESULTS OF OPERATIONS

The Company had a loss before federal income tax benefit of $793,000 for the year ended September 30, 1998 on gross revenues of $6.1 million and expenses of $6.9 million. This is compared to a loss of $110,000 on gross revenues of $280,000 and expenses of $390,000 for the period January 2, 1997 (date of inception) through September 30, 1997. Net loss for the Company increased $464,000 versus the $110,000 loss for 1997.

The large increase in total gross income was due to a greater number of loans originated in the manufactured home loan portfolio and through the acquisition of a commercial mortgage loan originator in March, 1998. Interest income on manufactured home loans increased to $2.2 million from $280,000 for the year ended September 30, 1998 versus the period ended September 30, 1997. Interest income on the commercial mortgage loan portfolio for the period March 1, 1998 through September 30, 1998 was $1.1 million.

The following table sets forth the extent to which the Company's net interest income has been affected by changes in average interest rates and average balances of interest-earning assets and interest-bearing liabilities:





                                             YEAR AND PERIOD ENDED SEPTEMBER 30, 1998 AND 1997
                              ----------------------------------------------------------------------------------
                               AVERAGE BALANCE    AVERAGE RATE       INTEREST      INCREASE    VARIANCE DUE TO:
                              ----------------------------------------------------------------------------------
                               1998     1997     1998    1997     1998     1997    (DECREASE)VOLUME    RATE
                              ----------------------------------------------------------------------------------
Interest-earning assets:
     Loans                    $51,480  $3,879    8.60%   10.83%   $3,296    $ 280   $3,016    $2,991  $   25
     Cash and equivalents       3,839       -    3.75%        -       84        -       84        84       -
                              ----------------------------------------------------------------------------------
                               55,319   3,879    8.26%   10.83%    3,380      280    3,100     3,075      25
                              ----------------------------------------------------------------------------------

Interest-bearing
Liabilities
     Term loan                  4,000   3,727   11.75%    6.98%      392      195      197        20     177
     Revolving line of credit   9,540       -    7.00%        -      668        -      668       668       -
     Loans sold under
     agreement to repurchase   32,549       -    7.15%        -      873        -      873       873       -
                              ----------------------------------------------------------------------------------
                               46,089   3,727    7.52%    6.98%    1,933      195    1,738     1,561     177
                              ----------------------------------------------------------------------------------

Interest rate spread                             0.74%    3.85%
Excess average earning assets $ 9,230  $  152    8.26%   10.83%
                              ==================================

Net interest margin                              2.00%    4.12%   $1,447    $  85   $1,362    $1,514  $(152)
                                                =============================================================


Mortgage origination and refinance fees totaled $1.2 million for fiscal 1998 on the brokered commercial mortgage loans. The sale of mortgage servicing rights in connection with the commercial mortgage loans originated and serviced resulted in gross revenues of approximately $600,000. No comparable is reported for fiscal 1997 as this is the first year of commercial mortgage origination for the Company.

During the latter part of the fourth quarter of 1998, the Company incurred losses due to unprecedented market conditions related to commercial mortgage backed securities and related instruments. The Company recorded $2.4 million of losses related to mark-to-market valuations of commercial mortgage loans held for sale and the related hedge positions.

Gain on sale of loans represents the gross income from the sale of approximately $11.2 million of manufactured home loans on a servicing released basis. This is the first year in which the Company has sold a portion of its manufactured home loan portfolio.

Interest expense for the year ended September 30, 1998 was $1.9 million versus $195,000 for the period ended September 30, 1997. The Company maintained a significantly higher level of borrowings to fund its increased manufactured home loan originations and commercial mortgage portfolio.

Provision for credit losses increased to $147,000 in 1998 from $58,000 in 1997 due to the large increase in the manufactured home loan portfolio. Provision for loan losses is recorded in amounts sufficient to maintain an allowance at a level considered adequate to cover losses from liquidating manufactured home loans and loans sold with recourse.

General and administrative and other operating expenses increased to $2.5 million in fiscal 1998 as compared to $137,000 for the period ended September 30, 1997. The large increase was the result of underwriting and originating significantly higher manufactured home loan volumes in fiscal 1998, operations for the full year rather than the shorter period from inception to September 30, 1997, and through the acquisition of Bloomfield and Bloomfield Servicing with the related underwriting, originating and servicing of commercial mortgage loans. The largest increase in general and administrative expenses related to the increase in the number of employees from 4 to 25, including the increase through acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The Company consummated an initial public offering of 1,200,000 shares of common stock on November 19, 1997. The initial offering price was $10.00, which provided approximate proceeds of $11.2 million. On December 16, 1997, an additional 70,000 shares were issued, which provided approximate proceeds of $651,000. The Company also sold 25,000 shares of common stock to Sun in a private transaction resulting in an additional $250,000 in gross proceeds.

In connection with the initial public offering the Company entered into a subordinated loan agreement with Sun. The subordinated loan agreement provides for a subordinated debt facility of up to $10 million, which indebtedness shall be subordinated to all senior debt of the Company. The facility consists of a $4 million term loan with an annual interest rate of 9.75% and a five year revolving line of credit for up to $6 million at an annual interest rate equal to the prime rate plus 125 basis points. In March 1998, Sun provided an additional $12 million revolving line of credit payable upon demand with an annual interest equal to "LIBOR" plus 140 basis points. At September 30, 1998 the Company had used $21.3 million of the subordinated debt and revolving line of credit facilities.

In accordance with the subordinated loan agreement the Company issued detachable warrants to Sun covering 400,000 shares of common stock at a price of $10.00 per warrant share. The detachable warrants have a term of seven years and may be exercised at any time after the fourth anniversary of the issuance.

In March 1998 the Company's commercial mortgage originating subsidiary entered into a one year master repurchase agreement with a lender to finance up to $150 million of fixed rate commercial loans secured by real estate. In September of 1998 that agreement was amended to include financing of manufactured home, floor plan and bridge loans. At the time of the amendment the maximum financing limit was increased to $250 million. The annual interest rate on the facility is a variable rate of interest equal to "LIBOR" plus a spread, dependent on the advance rate and the asset class. As of September 30, 1998 approximately $56.9 million of borrowings were outstanding under the facility.

In September 1998, the Company completed a sale of approximately $11.2 million outstanding principal balance amount of loans from its manufactured home loan portfolio. The sale resulted in approximate proceeds to the Company of $12 million.

The Company expects to meet its short-term liquidity requirements through working capital provided by operating activities and proceeds from additional sales of its loan portfolio. Long term liquidity requirements will be met through additional equity offerings, draws on its revolving lines of credit, advances under repurchase agreements and periodic securitizations of its loan portfolio.

MARKET RISK

Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company's market risk arises from interest rate risk inherent in its financial instruments. The Company is not currently subject to foreign currency exchange rate risk or commodity price risk.

In the normal course of business, the Company also faces risks that are either nonfinancial or nonquantifiable. Such risks principally include credit risk and legal risk and are not included in the following table.

The following table shows the Company's expected maturity dates of its assets and liabilities. For each maturity category in the table the difference between interest-earning assets and interest-bearing liabilities reflects an imbalance between repricing opportunities for the two sides of the balance sheet. The consequences of a positive cumulative gap at the end of one year suggests that, if interest rates were to rise, liability costs would increase more quickly than asset yields, placing negative pressure on earnings.



                                                                                 MATURITY
                                                        ------------------------------------------------------------
                                                          0 TO 3      4 TO 12       1 TO 5       OVER 5
                                                          MONTHS       MONTHS       YEARS        YEARS       TOTAL
--------------------------------------------------------------------------------------------------------------------
                                                                               (In  thousands)
Assets:
       Cash and equivalents.......................      $  1,979    $      -       $    -       $    -     $  1,979
       Restricted cash............................           716       1,537            -            -        2,253
       Loans receivable...........................           204      85,871            -            -       86,075
       Other assets...............................           399       2,464          755          934        4,552
                                                        ------------------------------------------------------------
                                                         $ 3,298    $ 89,872       $  755       $  934     $ 94,859
               TOTAL ASSETS                             ============================================================


Liabilities:
       Advances by mortgagors.....................       $   701    $   1,537      $     -     $       -    $ 2,238
       Accounts payable and accrued expenses......           503          123           10             -        636
       Advances under repurchase agreement........           150       56,742            -             -     56,892
       Subordinated debt..........................           (19)       3,509            -             -      3,490
       Notes Payable - Sun Communities............             -       17,848            -             -     17,848
       Other liabilities..........................             -            -            -           298        298
                                                        ------------------------------------------------------------
               TOTAL LIABILITIES                           1,335       79,759           10           298     81,402
                                                        ------------------------------------------------------------

Stockholders' Equity
       Common stock...............................             -            -            -        13,608     13,608
       Paid-in-capital............................             -            -            -           533        533
       Retained deficit...........................             -            -            -          (684)      (684)
                                                       -------------------------------------------------------------
               TOTAL LIABILITIES AND EQUITY              $ 1,335     $ 79,759      $    10     $  13,755    $94,859
                                                       =============================================================

       Reprice difference.........................       $ 1,963     $ 10,113      $   745     $ (12,821)
       Cumulative gap.............................       $ 1,963     $ 12,076      $12,821     $       -
       Percent of total assets....................          2.07%       12.73%       13.52%            -



The following table shows the Company's financial instruments and derivative instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at September 30, 1998. Management believes the negative effect of a rise in interest rates is reduced by the anticipated short duration of the Company's loan receivables. Management intends that the loan receivables will be securitized or sold as part of a whole loan sale prior to the end of 1999. Proceeds from the securitization or whole loan sales would be used to pay down the corresponding debt. This strategy reduces interest rate exposure that might otherwise arise from maturities of debt instruments not matching maturities of assets. The instruments held by the Company are held for purposes other than trading.

The Company also manages interest rate risk through the use of forward sales of U.S. Treasury securities to hedge the commercial loan portfolio. The Company uses these instruments to reduce risk by essentially creating offsetting market exposures since the majority of the commercial loans are fixed rate loans that have an annual interest rate equal to a spread over U.S. Treasuries.




                                                                                MATURITY
                                       ------------------------------------------------------------------------------------------
                                                                                                                      TOTAL
                                           1999        2000       2001        2002        2003    THEREAFTER       FAIR VALUE
                                       ------------------------------------------------------------------------------------------
Interest sensitive assets:
       Loans receivable                    $ 90,369      $   -       $   -      $    -      $   -           $  -        $ 90,369
       Average interest rate                  8.60%          -           -           -          -              -           8.60%

       Interest bearing deposits              1,979          -           -           -          -              -           1,979
       Average interest rates                 3.75%          -           -           -          -              -           3.75%

                                       ------------------------------------------------------------------------------------------
Total interest sensitive assets             $92,348      $   -       $   -      $    -      $   -           $  -        $ 92,348
                                       ==========================================================================================

Interest sensitive liabilities:
  Borrowings:
       Advances under
       repurchase agreements               $ 56,892    $     -       $   -      $    -      $   -          $   -        $ 56,892
       Average interest rate                  7.15%          -           -           -          -              -           7.15%

       Forward sales of U.S.
       Treasury securities                   48,497          -           -           -          -              -          48,497
       Average interest rate                  5.84%          -           -           -          -              -           5.84%

       Subordinated debt                      3,490          -           -           -          -              -           3,490
       Average interest rate                 11.75%          -           -           -          -              -          11.75%

       Note payable - Sun                    17,848          -           -           -          -              -          17,848
       Average interest rate                  7.00%          -           -           -          -              -           7.00%
                                       ------------------------------------------------------------------------------------------
Total interest sensitive liabilities      $ 126,727     $    -       $   -      $    -      $   -         $    -       $ 126,727
                                       ==========================================================================================




FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report form 10-K which are not historical fact, may be deemed to be forward-looking statements under the federal securities laws. There are many factors that could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. Such factors include but are not limited to general economic conditions, interest rate risk, delinquency and default rates, demand for the Company's services, the degree to which the Company is leveraged and its needs for financing. In addition, it should be noted that past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance.

YEAR 2000

Background. Some computers, software, and other equipment include a programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as "Year 2000 Problem".

The Year 2000 Problem could affect computers, software and other equipment used and operated by the Company. Accordingly, the Company is reviewing its internal computer programs and systems to ensure that the programs and systems will be Year 2000 compliant. The Company presently believes that its computer systems will be Year 2000 compliant in a timely manner.

The Company believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded or replaced to minimize the possibility of a material disruption to its business. The Company has commenced the process of modifying, upgrading and replacing those systems that have been identified as adversely affected, and expects to complete this process by early 1999.

The Company estimates the total cost of completing any required modifications, upgrades, or replacements of these internal systems will not have a material adverse effect on the Company's business or results of operations. This estimate is being monitored and will be revised as additional information becomes available.

The Company is in the process of identifying and contacting its critical suppliers, service providers and contractors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company will seek to change suppliers, service providers or contractors to those that have demonstrated year 2000 readiness, but cannot be assured that it will be successful in finding such alternatives. In the event that any of the Company's significant suppliers, service providers and contractors do not successfully achieve Year 2000 compliance, and the Company is unable to replace them, the Company's business or operations could be adversely affected.

The Company expects to identify and resolve all Year 2000 Problems that could materially adversely affect business operations. However, management believes it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. As a result, management expects that the Company could possibly suffer the following consequences:

         1. a significant number of operational inconveniences and inefficiencies for the Company and its clients that may divert management's time and attention and financial and human resources from its ordinary business activities; and

         2. a lesser number of serious system failures that may require significant efforts by the Company to prevent or alleviate material business disruptions.

The Company does not yet have a comprehensive contingency plan with respect to the Year 2000 Problem, but intends to establish such a plan during fiscal 1999 as part of its ongoing Year 2000 compliance effort.

The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

RECENT ACCOUNTING PRONOUNCEMENTS

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



In February 1998, FASB issued SFAS 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132")), This standard standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB Statement No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, were issued. It will be adopted effective October 1, 1998 and is not expected to have a material effect on the Company's financial statements.



In June 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging Activities. This statement will be adopted effective October 1, 1999.



In October 1998, FASB issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", this statement establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise. This statement will be adopted effective October 1, 1999 and is not expected to have a material effect on the Company's financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     BINGHAM FINANCIAL SERVICES CORPORATION
                   FINANCIAL STATEMENTS FURNISHED PURSUANT TO
                          THE REQUIREMENTS OF FORM 10-K

                                       AND
                        REPORT OF INDEPENDENT ACCOUNTANTS
            FOR THE YEAR AND PERIOD ENDED SEPTEMBER 30, 1998 AND 1997

                     BINGHAM FINANCIAL SERVICES CORPORATION
                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Accountants...........................................  20
Financial Statements:
Consolidated Balance Sheets - September 30, 1998 and 1997...................  21
Consolidated Statements of Operations for the year and period ended
         September 30, 1998 and 1997........................................  22
Consolidated Statements of Changes in Stockholders' Equity for the
         year and period ended September 30, 19987 and 1997.................  23
Consolidated Statements of Cashflows for the year and period ended
         September 30, 1998 and 1997........................................  24
Notes to Consolidated Financial Statements..................................  25

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Bingham Financial Services Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Bingham Financial Services Corporation and its subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for the year ended September 30, 1998 and for the period from January 2, 1997 (date of inception) through September 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

Detroit, Michigan
December 18, 1998

            BINGHAM FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT FOR SHARES)



                                                                             SEPTEMBER 30,
                                                                ---------------------------------------
                         ASSETS                                       1998                     1997
                                                                ---------------------------------------
    Cash and equivalents                                        $      1,979               $         -
    Restricted cash                                                    2,253                         -
    Loans receivable                                                  86,075                     9,541
    Property and equipment, net                                          655                         7
    Other assets                                                       3,897                       104
                                                                ============               ============
           Total assets                                         $     94,859               $     9,652
                                                                ============               ============


          LIABILITIES AND STOCKHOLDERS'
                    EQUITY

Liabilities:
    Advances by mortgagors                                      $      2,238               $         -
    Accounts payable and accrued expenses                                636                        15
    Advances under repurchase agreements                              56,892                         -
    Subordinated debt, net of debt discount
           of $510                                                     3,490                         -
    Note payable - Sun Communities                                    17,848                     9,747
                                                                ------------               -----------
          Total liabilities
                                                                      81,104                     9,762
                                                                ------------               -----------

    Minority Interest                                                    298                         -
                                                                ------------               -----------

Stockholders' equity (deficiency)
    Preferred stock, no par value, 10,000,000 shares
        authorized; no shares issued and outstanding                       -                         -
    Common Stock, no par value, 10,000,000 shares
        authorized; 1,576,818 and 100 shares issued
        and outstanding at 1998 and 1997
        respectively                                                  13,608                         -
    Paid-in capital                                                      533                         -
    Retained earnings (deficit)                                         (684)                     (110)
                                                                ------------               -----------
          Total stockholders equity (deficiency)                      13,457                      (110)
                                                                ------------               -----------
          Total liabilities and stockholders' equity            $     94,859               $     9,652
          (deficiency)                                          ============               ===========


The accompanying notes are an integral part of these financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEAR AND PERIOD ENDED SEPTEMBER 30, 1998 AND 1997
                        (IN THOUSANDS, EXCEPT FOR SHARES)





                                                                                                         PERIOD
                                                                                                       JANUARY 2,
                                                                       YEAR ENDED                       THROUGH
    REVENUES                                                       SEPTEMBER 30, 1998              SEPTEMBER 30, 1997
                                                                   ------------------              ------------------
       Interest income on loans                                    $            3,296               $             280
       Mortgage origination and servicing fees                                  1,361                               -
       Gain on sale of loans                                                      738                               -
       Sale of mortgage servicing rights                                          618                               -
       Other income                                                               128                               -
                                                                   ------------------              ------------------
       Total revenues                                                           6,141                             280
                                                                   ------------------              ------------------

    COSTS AND EXPENSES
       Interest expense                                                         1,933                             195
       Provision for credit losses                                                147                              58
       Provision for unrealized hedge loss                                      2,400                               -
       General and administrative                                               1,250                               -
       Other operating expenses                                                 1,204                             137
                                                                   ------------------              ------------------
             Total costs and expenses                                           6,934                             390
                                                                   ------------------              ------------------
             Loss before income tax benefit                                      (793)                           (110)
       Income tax benefit                                                        (219)                              -
                                                                   ------------------              ------------------
               Net loss                                            $             (574)              $            (110)
                                                                   ==================              ==================

       Weighted average common shares outstanding                           1,261,031
                                                                   ==================

       Loss per share:
             Basic and diluted                                     $            (0.46)
                                                                   ==================


The accompanying notes are an integral part of these financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEAR AND PERIOD ENDED SEPTEMBER 30, 1998 AND 1997
                       (IN THOUSANDS, EXCEPT FOR SHARES)


                                                                                   TOTAL
                                       COMMON       PAID-IN       RETAINED      STOCKHOLDER'S
                                       STOCK        CAPITAL       DEFICIT          EQUITY
                                       -----        -------       -------          ------
Balance January 2, 1997               $     -       $     -     $       -      $         -

Issuance of 100 shares
    of common stock                         -                                            -

Net loss                                                             (110)            (110)
                                     --------       -------     ---------      -----------
Balance, September 30, 1997                 -             -          (110)            (110)

Issuance of 1,295,000 shares
    of common stock, net               11,583                                       11,583

Issuance of 281,818 shares of
    common stock in conjunc-
    tion with acquisition               2,025          (119)                         1,906


Issuance of 400,000 warrants
    with subordinated debt                              577                            577

Option amortization                                      75                             75

Net loss                                                             (574)            (574)
                                     --------       -------     ---------      -----------

Balance, September 30, 1998          $ 13,608       $   533     $    (684)     $    13,457
                                     ========       =======     =========      ===========


The accompanying notes are an integral part of these financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASHFLOWS
            FOR THE YEAR AND PERIOD ENDED SEPTEMBER 30, 1998 AND 1997
                                 (IN THOUSANDS)


                                                                                                       PERIOD
                                                                     YEAR ENDED                     JANUARY 2 TO
                                                                  SEPTEMBER 30, 1998             SEPTEMBER 30, 1997
                                                                  ------------------             ------------------
        Net loss                                                        $    (574)                        $     (110)
        Adjustments to reconcile net income to net
              cash provided by operating activities:
          Provision for unrealized hedge loss                               2,400                                  -
          Provision for credit losses                                         147                                 58
          Depreciation and amortization                                       516                                 18
          Gain on sale of investment securities                               (13)                                 -
          Gain on sale of loans                                              (738)                                 -
          Increase in other assets                                         (2,386)                              (129)
          Increase in other liabilities                                       115                                210
                                                                     ------------               --------------------
             Net cash provided (used)  by operating  activities              (533)                                47
                                                                     ------------               --------------------



          Commercial loans originated                                     (65,796)                                 -
          Manufactured home loans originated                              (27,010)                            (9,844)
          Collections on installment contracts receivable                   2,191                                244
          Proceeds from the sale of loans                                  12,513                                  -
          Proceeds from the sale of investment securities                      71                                  -
          Capital expenditures                                                (27)                                 -
                                                                     ------------               --------------------
                      Net cash used in investing                          (78,058)                            (9,600)
                                                                     ------------               --------------------

          Proceeds from issuance of common stock                           11,582                                  -
          Proceeds from issuance of subordinated debt,
                  and related warrants                                      4,000                                  -
          Advances under repurchase agreements                             56,892                                  -
          Advances on note payable, Sun Communities                        30,117                              9,553
          Repayment of note payable, Sun Communities                      (22,021)                                 -
                                                                     ------------               --------------------
                      Net cash provided by financing activities            80,570                              9,553
                                                                     ------------               --------------------

            Net increase in cash and cash equivalents                       1,979                                  -
            Cash and cash equivalents, beginning of period                      -                                  -
                                                                     ------------               --------------------
            Cash and cash equivalents, end of period                    $   1,979                         $        -
                                                                     ============               ====================

       Supplemental disclosures of cash flow information:
                Interest paid                                           $   2,128                         $        -
                Federal income taxes paid                               $     290                         $        -



The accompanying notes are an integral part of these financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ----------------

A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS: The Company was incorporated as an affiliate of Sun Communities, Inc. for the purpose of providing financing to residents living in manufactured housing communities for the purchase of new and used manufactured homes. The Company originates conventional loans that generally range in size from $4,500 to $90,000 and have a term of 5-25 years. The Company has focused its marketing efforts principally through manufactured home community owners and operators. This effort has been targeted at Sun Communities, where the Company's services are offered as the preferred source of financing. The Company continues to take the steps necessary to capture a greater share of the loans generated by home purchasers and owners in Sun Communities. In addition, the Company has also started to originate loans through manufactured home dealers.

     The Company also participates and is active in all aspects of commercial real estate mortgage banking, including originating, underwriting, placing, securitizing, and servicing commercial real estate loans through Bloomfield and Bloomfield Servicing. Bloomfield acts as both a direct lender, making commercial real estate loans for its own portfolio as well as for accumulation and securitization, and as a traditional mortgage banker, placing commercial real estate loans with institutional investors.

     PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

     For purposes of income statement and cashflow comparison, the Company does not have a period covering the twelve months ended September 30, 1997. Information presented covers the period from January 2, 1997 (date of inception) through September 30, 1997. Earnings per share information for the period ending September 30, 1997 is based on the 100 shares issued for initial capitalization. The Company's initial public offering of common stock did not take place until the quarter ended December 31, 1997.

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS: Cash and cash equivalents represent short-term highly liquid investments with original maturities of three months or less and include cash and interest bearing deposits at banks. The Company has restricted cash related to servicing on loans held by others which is held in trust for subsequent payment to the owners of those loans.

     LOANS RECEIVABLE: Loans receivable consist of commercial real estate loans and manufactured home loans. The commercial loans primarily consist of fixed rate loans secured by mortgages on commercial property. Commercial loans originated are either sold immediately to permanent investors or held for sale. Manufactured home loans are conventional fixed rate loans under contracts secured by the borrowers' manufactured homes.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                ----------------

     Loans held for sale are carried at the lower of cost or market value determined on an aggregate basis. Loans receivable include accrued interest and are net of deferred hedging gains or losses and an allowance for expected losses.

     DERIVATIVE FINANCIAL INSTRUMENTS: The Company uses forward sales of U.S. Treasury securities to hedge its commercial mortgage loan portfolio. These forward sales are used as a means to hedge interest rate risk connected to anticipated sales or securitizations of the commercial mortgage loans. The Company's accounting for derivative financial instruments that are used to manage risk is in accordance with the concepts established in SFAS No. 80, "Accounting for Futures Contracts".

     Deferral (hedge) accounting is applied if the derivative reduces the risk of the underlying hedged item and is designated at inception as a hedge with respect to the hedged item. Additionally, the derivative must result in payoffs that are expected to be inversely correlated to the hedged item. Derivatives are measured for effectiveness both at inception and on an ongoing basis. If a derivative instrument ceases to meet the criteria for deferral accounting, any subsequent gains and losses are currently recognized in income.

     ALLOWANCE FOR LOAN LOSSES: The allowance for possible losses on loans is maintained at a level believed adequate by management to absorb potential losses from impaired loans, loans sold with recourse and the remainder of the loan portfolio. The allowance for loan losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay and collateral values.

     CAPITALIZED MORTGAGE SERVICING RIGHTS: The Company accounts for mortgage servicing rights in accordance with SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"). SFAS 125 requires that a separate asset or liability be recorded representing the right or obligation to service loans for others. A servicing asset or liability is determined by allocating the loans' previous carrying amount between the servicing asset and the loans that were sold, based on their relative fair values at the date of sale. The fair value of the servicing asset or liability is based on an analysis of discounted cash flows that incorporates estimates of market servicing costs, projected ancillary servicing revenue, projected prepayment rates and market profit margins.

     Mortgage servicing rights are periodically assessed for impairment based on the fair value of those rights calculated on a discounted basis. This assessment is performed on a disaggregate basis, stratified by mortgage type and term. Identified impairments are recognized through a valuation allowance.

     INTEREST ON LOANS: Interest on loans is credited to income when earned. An allowance for interest on loans is provided when a loan becomes more than 75 days past due as the collection of these loans is considered doubtful.

     LOAN FEES: Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the yields using a level-yield method.

     REPOSESSED HOMES: Manufactured homes acquired through foreclosure or similar proceedings are recorded at the lower of the related loan balance plus any operating expenses of such homes or the estimated fair value of the home at acquisition date.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                ----------------

     OTHER ASSETS: Other assets is comprised of margin deposits with brokers, organization costs, prepaid expenses, deferred financing costs and other miscellaneous receivables. Margin deposits with brokers totaled $1.3 million and are invested in short-term treasury bills. Organization costs are amortized on a straight-line basis over a five-year life. Deferred financing costs are capitalized and amortized over the life of the corresponding line of credit.

     LOANS SOLD UNDER AGREEMENTS TO REPURCHASE: The Company enters into sales of loans under agreements to repurchase the loans. The agreements are short-term and are accounted for as secured borrowings. The obligations to repurchase the loans sold are reflected as a liability, and the loans that collateralize the agreements are reflected as assets in the balance sheet.

     DEPRECIATION: Provisions for depreciation are computed using the straight-line method over the estimated useful lives of office properties and equipment, as follows: leasehold improvements - life of the lease; furniture and fixtures - seven years; capitalized software - five years; computers - five years.

     INCOME TAXES: The Company uses the liability method in accounting for income taxes. Under this method, deferred income taxes result from temporary differences between the tax bases of assets and liabilities and the bases reported in consolidated financial statements. The deferred taxes are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     GOODWILL: Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 25 years.

     PER SHARE DATA: SFAS No. 128, "Earnings Per Share", was issued in March 1997 and is effective for financial statements issued after December 15, 1997. This Statement establishes standards for computing and presenting earnings per share ("EPS") and supersedes Accounting Principles Board Opinion No. 15 and its related interpretations. The Statement replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution, whereas diluted EPS includes the potential dilution that could occur if securities or contracts to issue shares of common stock were to be exercised or converted into shares of common stock.

     Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average common shares outstanding. At September 30, 1998 there were approximately 260,000 potential shares of common stock from stock options and warrants outstanding. Had these stock options and warrants been exercised they would have had an anti-dilutive effect on the net loss. In accordance with SFAS No. 128 the effect of the anti-dilutive shares is not included in the earnings per share calculation.

     The following table presents a reconciliation of the numerator (income applicable to common shareholders) and denominator (weighted average common shares outstanding) for the basic loss per share calculation for the year ended September 30, 1998:

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                ----------------


    -----------------------------------------------------------------------------------------------------
                                                        Net                              Loss Per
                                                        Loss          Shares               Share
                                                   ------------------------------------------------------
                                                        (In thousands, except loss per share)
    Basic and diluted loss per share...............    $  (574)       1,261              $  (0.46)



B.   ACQUISITIONS

     In March 1998 the Company acquired 100% of the outstanding stock of Bloomfield Acceptance Company, L.L.C. ("Bloomfield") and Bloomfield Servicing Company, L.L.C. ("Bloomfield Servicing") for 281,818 shares of the Company's common stock valued at approximately $2.1 million. Bloomfield is engaged in the business of the origination of mortgages and real estate lending. Loans originated by Bloomfield primarily consist of fixed rate loans secured by mortgages on commercial property. Bloomfield Servicing was formed to service the loans originated by Bloomfield and other investors.

     In addition to the shares of common stock issued to the former owners of Bloomfield and Bloomfield Servicing, additional consideration of up to $500,000, in the form of the Company's common stock, will be paid to the owners subject to the performance of the merged entities over the two year period following the date of merger.

     Each of the acquisitions was accounted for as a purchase. The results of operations for the year ended September 30, 1998 include the results of operations for each of the acquired companies since the date of their respective acquisitions.

     The aggregate purchase price for the acquisitions completed for the year ended September 30, 1998, was $2.1 million. The purchase price was allocated to the assets acquired and liabilities assumed based on the related fair values at the date of acquisition. The excess of the aggregate purchase price over the fair values of the assets acquired and liabilities assumed has been allocated to goodwill and is being amortized on a straight-line method over 25 years.

     In conjunction with these acquisitions, liabilities assumed and other non-cash consideration was as follows (in thousands, unaudited):


     Fair value of assets acquired....................................                $  4,668
     Goodwill.........................................................                     664
     Stock issued in consideration of companies acquired...                             (2,067)
                                                                            ------------------
     Liabilities assumed..............................................                 $ 3,265
                                                                            ==================

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                ----------------

     The following table summarizes pro forma unaudited results of operations as if each of the acquisitions completed during 1998 had occurred at the beginning of each year presented:


                                                                                                    PERIOD JANUARY 2
                                                                             SEPTEMBER 30,           TO SEPTEMBER 30,
                                                                                1998                       1997
     -----------------------------------------------------------------------------------------------------------------
                                                                              (In thousands, except earnings per share)
     Revenues...............................................................       $   7,660                   $ 2,329
     Income before income taxes.............................................            (684)                      624
     Net Income ............................................................            (503)                      367
     Basic and diluted loss per share.......................................        $  (0.40)



C.   LOANS RECEIVABLE

     The carrying amounts and fair values of loans receivable consisted of the following:


                                                                          SEPTEMBER 30
                                            -------------------------------------------------------------------
                                                        1998                             1997
                                            -------------------------------------------------------------------
                                               Book Value      Market Value      Book Value     Market Value
     ----------------------------------------------------------------------------------------------------------
                                                                (In thousands)
     Manufactured home loans............      $ 22,674         $ 24,098         $ 9,556                $ 9,556
     Commercial loans...................        65,546           61,722               -                      -
     Accrued interest receivable........           440              440              43                     43
     Valuation allowance................        (2,400)               -               -                      -
     Reserve for credit loss............          (185)               -             (58)                     -
                                            -------------------------------------------------------------------
                                              $ 86,075         $ 86,260         $ 9,541                $ 9,599
                                            ===================================================================


     The carrying amount of loans receivable includes a valuation allowance for mark-to-market adjustments on the hedge positions. The following table shows the valuation allowance and any related additions or deductions:

                                        1998          1997
     ---------------------------------------------------------
                                           (In thousands)
     Balance at beginning of year         $   -             -
     Valuation allowance..........        2,400             -
                                     -------------------------
         Balance at end of year...      $ 2,400             -
                                     =========================

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                ----------------

     The following table sets forth the average loan balance, weighted average loan yield and weighted average initial term of the loan portfolio:


                                                                  SEPTEMBER 30
                                           -----------------------------------------------------------
                                              1998           1997             1998            1997
                                           -----------------------------------------------------------
                                                    Manufactured Home         Commercial Mortgage
     -------------------------------------------------------------------------------------------------
                                                              (Dollars  in thousands)
     Principal balance loans receivable,
     net.................................        22,673       $  9,541        $  63,402        $    -
     Number of loans receivable..........           803            366               13             -
     Average loan balance................      $     29       $     26        $   5,042        $    -
     Weighted average loan yield.........          10.9%          10.7%             7.6%            -
     Weighted average initial term.......       22 years      23 years         9.7 years            -


     The contracts are secured by manufactured homes, which range in age from 1963 to 1998, with approximately 56% of the manufactured homes built since 1996. The following table sets forth the concentration by state of the loan portfolio:


                                                               SEPTEMBER 30
                    ------------------------------------------------------------------------------------------------
                                  1998                1997                        1998                  1997
                  --------------------------------------------------------------------------------------------------
                               Manufactured Home                                 Commercial Mortgage
                   -------------------------------------------------------------------------------------------------
                    Principal      %          Principal      %         Principal     %           Principal     %
                    ------------------------------------------------------------------------------------------------
                                                      (Dollars in  thousands)
     Michigan            9,177     40.5%           4,644     48.7%        29,107      44.4%              -        -
     Indiana             5,729     25.3%           2,257     23.7%             -          -              -        -
     Arizona                 -         -               -         -         9,953      15.2%              -        -
     Texas               1,859      8.2%           1,458     15.3%             -         -               -        -
     Florida             1,805      8.0%             830      8.7%        14,260      21.8%              -        -
     California              -         -               -         -         8,504      13.0%              -        -
     Other               4,104     18.1%             352      3.6%         3,722       5.6%              -        -


The following table sets forth the number and value of loans for various terms for the manufactured home loan portfolio:


                                     SEPTEMBER 30
                    -------------------------------------------------------
                          1998                       1997
     ----------------------------------------------------------------------
                     Number of      Principal    Number of      Principal
        Term           Loans         Balance       Loans         Balance
        ----        -------------   ----------  -------------  ------------
                                     (Dollars in thousands)
     5 or less..              27       $  209              7        $   40
     6-10........             88        1,073             29           342
     11-12......               9          100              3            45
     13-15......             104        1,876             51           745
     16-20......             210        6,020             71         1,357
     21-25......             363       13,291            196         6,557
     26-30......               2          105              9           455

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                ----------------

     The commercial mortgage loans have amortization terms of between 25 and 30 years. In certain cases they also have a hyper-amortization feature that takes effect if the loan is not repaid on its anticipated repayment date. At that time the interest rate increases and any excess cash flows from the project are used to pay down the principal balance.

     Delinquency statistics for the manufactured home loan portfolio are as follows:

                                                SEPTEMBER 30
                       ----------------------------------------------------------------------
                                    1998                                  1997
                       ----------------------------------------------------------------------
     Days              No. of   Principal    % of            No. of    Principal     % of
                        Loans    Balance   Portfolio         Loans      Balance    Portfolio
     ----------------------------------------------------------------------------------------
                                            (Dollars in thousands)
     31-60...........       31     $  730       3.2%              2        $  56        .59%
     61-90...........       18        508       2.2%              1           12        .13%
     Greater than 90        16        357       1.6%              2           58        .61%


      No commercial mortgage loans were delinquent as of September 30, 1998.

D.   ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses and related additions and deductions to the allowance for the years ended September 30, 1998 and 1997 were as follows:

                                        1998          1997
     ---------------------------------------------------------
                                            (In thousands)
     Balance at beginning of year         $  58         $   -
     Provision for loan losses.......       147            58
     Net losses......................       (20)            -
                                     -------------------------
         Balance at end of year...        $ 185         $  58
                                     =========================


E.   SERVICING RIGHTS

     Changes in capitalized mortgage servicing rights are summarized as follows:

                                                                   1998
     ------------------------------------------------------------------------
                                                              (In thousands)
     Balance at beginning of year.........................               -
     Addition through acquisition of Bloomfield Servicing            $ 552
     Additional servicing asset net.......................             104
     Amortization ........................................             (28)
     Sales ...............................................            (472)
                                                              ------------
         Balance at end of year...........................           $ 156
                                                              ============


      Bloomfield Servicing services loans that Bloomfield originates. In addition to Bloomfield's loans, Bloomfield Servicing services commercial real estate loans on behalf of five institutional investors. The majority of these loans are in Michigan. As of September 30, 1998, Bloomfield Servicing's servicing portfolio totaled approximately $374 million. The Company had no servicing rights in 1997.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                ----------------

F.   PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows:



                                                                  September 30
                                                       ---------------------------------
                                                           1998                 1997
     -----------------------------------------------------------------------------------
                                                                      (In thousands)
     Cost:
       Furniture and fixtures.......................         $  159               $   -
       Leasehold improvements.......................             33                   -
       Capitalized Software.........................            322                   -
       Computer equipment...........................            175                   8
                                                       ---------------------------------
                                                                689                   8
     Less accumulated depreciation..................             34                   1
                                                       =================================
                                                             $  655               $   7
                                                       =================================


     Depreciation expense was $33,700 and $1,100 in 1998 and 1997 respectively.

G.   DEBT

     At the time of its initial public offering the Company entered into a subordinated debt facility with Sun Communities. The facility consisted of a $4.0 million term loan and a five-year revolving line of credit for up to $6.0 million. The term loan was at an annual interest rate of 9.75% and the revolving line of credit is at an annual rate equal to the prime rate plus 125 basis points. In accordance with the subordinated debt loan agreement the Company has issued detachable warrants to Sun covering 400,000 shares of common stock at a price of $10 per warrant share. The detachable warrants have a term of seven years and may be exercised at any time after the fourth anniversary of issuance.

     In March 1998 Sun provided an additional line of credit of up to $12.0 million payable upon demand at an annual interest rate equal to "LIBOR" plus 140 basis points.

     In March 1998 the Company's commercial mortgage subsidiary entered into a one-year master repurchase agreement with a lender to finance up to $150 million of fixed rate commercial loans secured by real estate. In September 1998 that agreement was amended and restated to include manufactured home and floor plan loans. The borrowing limit was also increased to $250 million. The loans are sold at 85- 92% of the then current face value, depending on the asset class and certain concentration constraints. The repurchase transactions are for 30 days and may be rolled over for up to nine months.

     At September 30, 1998 and 1997 debt outstanding was as follows:

                                                                SEPTEMBER 30
                                                      ---------------------------------
                                                            1998              1997
                                                      ---------------------------------
                                                              (In thousands)
     Loans sold under agreements to repurchase.......       $   56,900        $       -
     Revolving line of credit........................           17,800            5,700
     Term loan, net of discount......................            3,500            4,000
                                                      =================  ==============
                                                            $   78,200        $   9,700
                                                      =================  ==============

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                ----------------

H.   PARTICIPANTS SUPPORT AGREEMENT

     As of September 30, 1997 the Company entered into a participant support agreement with Sun Communities. Pursuant to the agreement, participants options were granted to Sun September 30, 1997 and will vest if, and only if, Sun is a party to and in compliance with the terms of the participant support agreement on the vesting date and on December 31 of the previous year. The options will vest in eight equal annual amounts, each consisting of 41,250 options, on January 31, 2001 through 2008. The options may be exercised at any time after vesting until expiration ten years after the date of vesting. Each option vesting January 31, 2001 to 2003 will entitle the holder to purchase one share of common stock for a purchase price of $10. Each option vesting on January 31, 2004, 2005 and 2006 will entitle the holder to purchase one share of common stock for $12. Each option vesting on January 31, 2007 and 2008 will entitle the holder to purchase one share of common stock for $14.

     The Company recognizes service costs related to the options based on the fair value method as prescribed by Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock based Compensation". Service costs are amortized based on the vesting periods of the options. Amortization for the year ended September 30, 1998 was $74,700.

I. STOCK OPTION PLAN

     The Company has stock option plans in which 157,681 shares of common stock have been reserved for issuance as of September 30, 1998. Under the plans, the exercise price of the options will not be less than the fair market value of the common stock on the date of grant. The date on which the options are first exercisable is determined by the administrator of the Company's stock option plan, the Compensation Committee of the Board of Directors or the entire Board of Directors, and options generally have vested over a three-year period from the date of grant. The term of an option may not exceed ten years from the date of grant.

     The Company has adopted the disclosure requirements of Statements of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." Accordingly, the fair value of each option grant in 1998 was estimated using the Black-Scholes option pricing model based on the assumptions stated below:



                                                                      1998
     ---------------------------------------------------------------------------
     Estimated weighted average fair value
     Per share of options granted...........................           $ 5.44

     Assumptions:
             Annualized dividend yield .....................                -%
             Common stock price volatility..................            44.14%
             Weighted average risk free rate of return......             5.83%
             Weighted average expected option term (in years)               6

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                ----------------

The Company has elected to measure compensation cost using the intrinsic value method, in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly since all options are granted at a fixed price not less than the fair market value of the Company's common stock on the date of grant, no compensation cost has been recognized for its stock option plan. Had stock option costs of the plan been determined based on the fair value at the 1998 grant dates for awards under those plans consistent with the methodology of SFAS 123, the pro forma effects on the Company's net income and earnings per share would be as follows:

                                                                     1998
================================================================================
              (In thousands, except earnings per share)
Net loss (as reported)...................................         $    (574)
Stock option compensation cost...........................               143
                                                            ===============
        Pro forma net loss...............................         $    (717)
                                                            ===============

Basic and diluted loss per share (as reported)...........         $   (0.46)
Stock option compensation cost...........................               .11
                                                            ===============
        Pro forma basic and diluted loss per share.......         $   (0.57)
                                                            ===============


The following table sets forth changes in options outstanding:

                                                                          1998
================================================================================
                                                                       WEIGHTED
                                                              AMOUNT  AVG. PRICE
--------------------------------------------------------------------------------
Shares under option:
        Outstanding at beginning of year..................         -     $     -
        Granted...........................................   111,850       10.65
        Forfeited.........................................    (1,950)      13.00
        Canceled..........................................         -           -
        Exercised ........................................         -           -
                                                           ---------------------
        Outstanding at end of year........................   109,900       10.65
                                                           ---------------------

        Exercisable at end of year........................    30,000     $ 10.00
                                                           ---------------------

The following table sets forth details of options outstanding at September 30, 1998

            OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
-------------------------------------------------------------------------------------------------------
                                    WEIGHTED                                             WEIGHTED
                                     AVERAGE                                              AVERAGE
   RANGE OF         NUMBER          REMAINING            RANGE OF         NUMBER         REMAINING
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE     EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE
-------------------------------------------------------------------------------------------------------
     $  10.00          85,900    9.08 Years              $    10.00         30,000    9.08 Years
        13.00          24,000    9.42 Years
------------------------------------------------------------------------------------------------------
$10.00 -13.00         109,900    9.15 Years              $    10.00         30,000    9.08 Years
======================================================================================================

     There were no options outstanding in 1997.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                ----------------

J.   FEDERAL INCOME TAXES

     Federal income tax expense consisted of the following:

                                               1998                      1997
     -------------------------------------------------------------------------------
                                                             (In thousands)
     Current..............................       $    683                   $     -
     Deferred.............................           (902)                        -
                                              ======================================
                                                 $   (219)                   $    -
                                              ======================================


     A reconciliation of the statutory federal income tax rate to the effective income tax rate follows:

                                                           1998
     -------------------------------------------------------------
     Statutory tax rate.................................  (34.00%)
     Effect of:
         Change in valuation of deferred tax assets         (4.70)
         Other, net ....................................    11.09
                                                          ========
     Effective tax rate ................................  (27.61%)
                                                          ========

     There was no federal income tax provision in 1997.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company believes its current tax planning strategy will allow for the recovery of the total net deferred tax asset. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                         1998
     ------------------------------------------------------------------
                                                     (In thousands)
     Deferred Tax Assets:
         Option amortization............................  $    25
         Net deferral required by FAS 91................      130
         Reserve for loan losses .......................       14
         Valuation allowance for unrealized hedge loss..      816
         Other items, net ..............................        5
                                                          -------------

              Total deferred tax assets ................      990

     Deferred Tax Liabilities:
         Deferred closing costs ........................       88
                                                          -------------
             Total deferred tax liabilities ............       88
                                                          -------------
     Total net deferred tax assets......................      902
                                                          =============
     Total net federal income tax assets                  $   902
                                                          =============

Total net deferred tax assets are shown as a part of other assets in the consolidated balance sheets. There were no deferred taxes at September 30, 1997.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                ----------------

K.   STOCKHOLDERS' EQUITY

     The Company consummated an initial public offering of 1,200,000 shares of common stock on November 19, 1997. The initial offering price was $10.00, which provided approximate proceeds to the Company of $11,160,000. On December 16, 1997, an additional 70,000 shares were issued which provided approximate proceeds to the Company of $651,000.

     Prior to the initial public offering, on October 27, 1997 the Company sold 25,000 shares to Sun Communities for gross proceeds of $250,000.

L.   LITIGATION

     The Company is subject to various claims and legal proceedings arising out of the normal course of business, none of which in the opinion of management are expected to have a material effect on the Company's financial position.

M.   COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS: At September 30, 1998 aggregate minimum rental commitments under noncancelable leases having terms of more than one year were $917,000, payable $280,000 (1999), $314,000 (2000) and $323,000
     (2001). Total rental expense for the year ended September 30, 1998 was $83,000. These leases are for office facilities and equipment and generally contain either clauses for cost of living increases and/or options to renew or terminate the lease.

     LOAN COMMITMENTS: At September 30, 1998 and 1997 the Company had commitments to originate manufactured home installment contracts approximating $4.8 million and $3 million respectively. Commercial mortgage loan commitments totaled $14.7 million at September 30, 1998.

N.   FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET ACTIVITY

     FINANCIAL INSTRUMENTS: The Company hedges its commercial mortgage loan portfolio as part of its interest rate risk management strategy and as a condition of the related repurchase agreement which finances the portfolio. The Company hedges the interest rate risk on its portfolio by doing forward sales of U.S. Treasury Securities. The Company classifies these forward sales as hedges on specific loan receivables. Any gross unrealized gains or losses on these forward sales are an adjustment to the basis of the mortgage loan portfolio and are used in the lower of cost or market valuation to establish a valuation allowance as shown in Note C.

     The following table identifies the gross unrealized gains and losses of the forward sales as of September 30, 1998 and 1997:

                                      BINGHAM FINANCIAL SERVICES CORPORATION
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 ----------------


                                                                       SEPTEMBER 30
                                      -------------------------------------------------------------------------------
                                            1998            1998                          1997            1997
                                      -------------------------------------------------------------------------------
                                          GROSS             GROSS                       GROSS             GROSS
                                        UNREALIZED       UNREALIZED                   UNREALIZED       UNREALIZED
     SECURITY DESCRIPTION                 GAINS            LOSSES                       GAINS            LOSSES
     ----------------------------------------------------------------------------------------------------------------
                                                                       (In thousands)
     U.S. Treasury 6.125% - 8/07            $      -       $   (2,019)                    $      -          $      -
     U.S. Treasury 6.375% - 8/27                   -             (294)                           -                 -
     U.S. Treasury 5.500% - 2/08                   -           (1,649)                           -                 -
     U.S. Treasury 5.625% - 5/08                   -             (321)                           -                 -
                                      ---------------------------------             ---------------------------------
                                            $      -       $   (4,283)                    $      -          $      -
                                      =================================             =================================

     LOANS SOLD WITH RECOURSE: In September 1998 the Company sold $11.2 million of its manufactured home loan portfolio with recourse. The Company is required to repurchase any contract that goes into default, as defined in the loan agreement, for the life of the loan.

     FAIR VALUE OF FINANCIAL INSTRUMENTS: Statement of Financial Accounting Standards No. 107 ("SFAS 107") requires disclosure of fair value information about financial instruments, whether or not recognized in the Balance Sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

     The carrying amount for cash and cash equivalents approximate their fair value. Fair values for the Company's loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value. Due to their short maturity, accounts payable and accrued expense carrying values approximate fair value

O.   SELECTED QUARTERLY FINANCIAL DATA


                                                FIRST         SECOND          THIRD         FOURTH
                                                QUARTER        QUARTER        QUARTER       QUARTER
     --------------------------------------------------------------------------------------------------
                                                      (In thousands, except earnings per share)
     1998:
     Interest income                               $   316       $   433        $   819       $  1,797
     Interest expense                                  151           135            405          1,241
     Net income (loss)                                  22           120            435        (1,151)
     Diluted earnings (loss) per share                 .04           .08            .22         (0.73)


     1997:
     Interest income                                $    -        $   10        $   112        $   158
     Interest expense                                    -            15             70            110
     Net loss                                            -           (62)            (3)           (45)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in the Company's independent public accountants during the past two fiscal years.


                                    PART III

         The information required by ITEMS 10, 11, 12 AND 13 will be included in the Company's proxy statement for its 1999 Annual Meeting of Shareholders, and is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed herewith as part of this Form
10-K:

            (1) A list of the financial statements required to be filed as part of this Form 10-K is shown in the "Index to the Financial Statements" included in Part II, Item 8 of this report.

            (2) Schedules other than those listed in the "Index to the Financial Statements" contained in Part II, Item 8 of this report are omitted because of the absence of the conditions under which they are required or because the information required is included in the consolidated financial statements or notes thereto.

            (3) A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-K is shown on the "Exhibit Index" filed herewith.

        (b)  Reports on Form 8-K

             The Company filed a report on Form 8-K detailing the merger of Bloomfield Acceptance Company, L.L.C. and Bloomfield Servicing Company, L.L.C. with subsidiaries of the Company pursuant to an Agreement and Plan of Merger dated as of February 17, 1998. The date of the report was March 5, 1998. The required financial statements of the businesses acquired and the required pro forma financial information were filed with an amendment to the Form 8-K on May 12, 1998.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 28, 1998

                                      BINGHAM FINANCIAL
                                      SERVICES CORPORATION


                                      By:      /s/ Jeffrey P. Jorissen
                                               --------------------------------
                                               Jeffrey P. Jorissen, President
                                               Chief Executive Officer
                                               and Chief Financial Officer
                                               (Principal Financial Officer
                                               and Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



   NAME                                                              TITLE                                DATE
   ----                                                              -----                                ----
   /s/  Gary A. Shiffman                             Chairman of the Board of                      December 28, 1998
   -------------------------------------------       Directors, Secretary
   Gary A. Shiffman


   /s/ Jeffrey P. Jorissen                           President, Chief Executive Officer,           December 28, 1998
   -------------------------------------------       Chief Financial Officer and Director
   Jeffrey P. Jorissen


   /s/  Milton M. Shiffman                           Director                                      December 28, 1998
   -------------------------------------------
   Milton M. Shiffman


   /s/    Robert H. Orley                            Director                                      December 28, 1998
   -------------------------------------------
   Robert H. Orley


   /s/     Brian M. Hermelin                         Director                                      December 28, 1998
   -------------------------------------------
   Brian M. Hermelin


   NAME                                                              TITLE                                DATE
   ----                                                              -----                                ----
   /s/    Arthur A. Weiss                            Director                                      December 28, 1998
   --------------------------------------------
   Arthur A. Weiss


   /s/   Daniel E. Bober                             Director and Vice President                   December 28, 1998
   --------------------------------------------------
   Daniel E. Bober


   /s/   Creighton J. Weber                          Director and Vice President                   December 28, 1998
   --------------------------------------------
   Creighton J. Weber

                                 EXHIBIT INDEX


         EXHIBIT
         NUMBER
         ------
                                                                          DESCRIPTION
                                                                          -----------
         2.1                          Agreement And Plan of Merger dated as of February 17, 1998 by and among Bingham Financial
                                      Services Corporation, a Michigan corporation, BAC Acquiring Corp., a Michigan corporation, BSC
                                      Acquiring Corp., a Michigan corporation, Bloomfield Acceptance Company, L.L.C., a Michigan
                                      limited liability company, and Bloomfield Servicing Company, L.L.C., a Michigan limited liability company. Omitted from such exhibit, as filed, are the remaining exhibits referenced in such agreement. The Registrant will furnish supplementally a copy of any such exhibits to the Commission upon request. (incorporated by reference to the Company's Current Report on
                                      Form 8-K dated March 5, 1998)

         2.2                          Certificate of Merger for BAC Acquiring Corp. and Bloomfield Acceptance Company, L.L.C., dated
                                      March 5, 1998. (incorporated by reference to the Company's Current Report on Form 8-K dated
                                      March 5, 1998)

         2.3                          Certificate  of Merger for BSC  Acquiring  Corp.  and  Bloomfield  Servicing  Company, L.L.C.,
                                      dated March 5, 1998.  (incorporated  by  reference to the  Company's  Current Report on Form
                                      8-K dated March 5, 1998)

         3.1                          Amended and Restated Articles of Incorporation of Bingham Financial Services Corporation
                                      (incorporated by reference to the Company's registration Statement on Form S-1; File No.
                                      333-34453)

         3.2                          Amended and Restated Bylaws of Bingham Financial Services Corporation (incorporated by reference to the Company's registration Statement on Form S-1; File No. 333-34453)

         4.1                          Shareholders Agreement dated March 4, 1998 (incorporated by reference to the Company's Current
                                      Report on Form 8-K dated March 5, 1998)

         4.2                          Bloomfield Shareholders Agreement dated March 5, 1998 (incorporated by reference to the
                                      Company's Current Report on Form 8-K dated March 5, 1998)

         10.1                         Participants Support Agreement, by and between Bingham Financial Services Corporation and Sun
                                      Communities, Inc. (assigned to Sun Communities Operating Limited Partnership as of December
                                      31, 1997) entered into on September 30, 1997, but effective as of July 1, 1997 (incorporated by reference to the Company's registration Statement on Form S-1; File No. 333-34453)

         10.2                         Administration Agreement, by and between Bingham Financial Services Corporation and Sun
                                      Communities, Inc., dated July 1, 1997 (incorporated by reference to the Company's registration
                                      Statement on Form S-1; File No. 333-34453)

         10.3                         Form of Indemnification Agreement (incorporated by reference to the Company's registration
                                      Statement on Form S-1; File No. 333-34453)


         EXHIBIT
         NUMBER
         ------
                                                                  DESCRIPTION
                                                                  -----------
         10.4                         Employment Agreement between the Company and William L. Mulvaney (incorporated by reference to the Company's registration Statement on Form S-1; File No. 333-34453)

         10.5                         Employment Agreement dated as of March 4, 1998 by and between Bingham Financial Services
                                      Corporation and Daniel E. Bober (incorporated by reference to the Company's Current Report on
                                      Form 8-K dated March 5, 1998)

         10.6                         Employment Agreement dated as of March 4, 1998 by and between Bingham Financial Services
                                      Corporation and Creighton J. Weber (incorporated by reference to the Company's Current Report on Form 8-K dated March 5, 1998)

         10.7                         Subordinated Loan Agreement dated September 30, 1997 between Bingham Financial Services
                                      Corporation and Sun Communities, Inc. (assigned to Sun Communities Operating Limited
                                      Partnership as of December 31, 1997) (incorporated by reference to the Company's registration
                                      Statement on Form S-1; File No. 333-34453)

         10.8                         Form of Line of Credit Promissory Note, dated September 30, 1997 between Bingham Financial
                                      Corporation and Sun Communities, Inc. (assigned to Sun Communities Operating Limited
                                      Partnership as of December 31, 1997) (incorporated by reference to the Company's registration
                                      Statement on Form S-1; File No. 333-34453)

         10.9                         Form of Term Promissory Note, dated September 30, 1997 between Bingham Financial Corporation and Sun Communities, Inc. (assigned to Sun Communities Operating Limited Partnership as of
                                      December 31, 1997) (incorporated by reference to the Company's registration Statement on Form
                                      S-1; File No. 333-34453)

         10.10                        Loan Agreement between Bingham Financial Services Corporation and Sun Communities Operating
                                      Limited Partnership, dated March 1, 1998 (filed herewith)

         10.11                        Demand Promissory Note between Bingham Financial Services Corporation and Sun Communities
                                      Operating Limited Partnership, dated March 1, 1998 (filed herewith)

         10.12                        Amended and Restated Master Repurchase Agreement dated October 5, 1998, by and among
                                      Bloomfield Acceptance Company, L.L.C., MHFC, Inc. and Lehman Commercial Paper Inc. Omitted
                                      from such exhibit, as filed, are the remaining exhibits referenced in such agreement. The
                                      Registrant will furnish supplementally a copy of any such exhibits to the Commission upon request. (filed herewith)

         10.13                        Bingham Financial Services Corporation 1997 Stock Option Plan (incorporated by reference to the Company's registration Statement on Form S-1; File No. 333-34453)

         10.14                        Detachable Warrant Agreement, dated September 30, 1997 between Bingham Financial Services
                                      Corporation and Sun Communities, Inc.


         EXHIBIT
         NUMBER
         ------
                                                                  DESCRIPTION
                                                                  -----------
                                      (assigned to Sun Communities Operating Limited Partnership as of December 31, 1997)
                                      (incorporated by reference to the Company's registration Statement on Form S-1; File No.
                                      333-34453)

         10.15                        Form of Detachable Warrant of Bingham Financial Corporation dated September 30, 1997
                                      (incorporated by reference to the Company's registration Statement on Form S-1; File No.
                                      333-34453)

         10.16                        Subservicer Agreement between Bingham Financial Services Corporation and St. James Servicing
                                      Corporation, dated January 1, 1997 (incorporated by reference to the Company's registration
                                      Statement on Form S-1; File No. 333-34453)

         11                           Calculation of Earnings Per Share (filed herewith)

         21                           List of Subsidiaries (filed herewith)

         27                           Financial Data Schedule (filed herewith)