Form 10-K/A
period 1998-09-30
BINGHAM FINANCIAL SERVICES CORP
filed 1999-01-28
CIK 1044862

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM                 TO
                                    ---------------    ---------------

                           Commission File No. 0-23381

                     BINGHAM FINANCIAL SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

STATE OF MICHIGAN                                                    38-3313951
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

                     BINGHAM FINANCIAL SERVICES CORPORATION


ITEM 10.          DIRECTORS AND OFFICERS

The directors, executive officers and other key employees of the Company, their ages and their positions and offices are set forth in the following table.

                        NAME                               AGE                           OFFICE
                        ----                               ---                           ------
Gary A. Shiffman.................................          44        Chairman of the Board/Secretary
Jeffrey P. Jorissen..............................          53        President, Chief Executive Officer
                                                                     Chief Financial Officer and Director
Robert H. Orley..................................          43        Director
Brian M. Hermelin................................          33        Director
Arthur A. Weiss..................................          49        Director
Milton M. Shiffman...............................          70        Director
Daniel E. Bober..................................          39        Director and Vice President
Creighton J. Weber...............................          43        Director and Vice President
William L. Mulvaney..............................          58        Chief Operating Officer

         GARY A. SHIFFMAN is the Secretary and Chairman of the Board of the Company. He has been actively involved in the management, acquisition, construction and development of manufactured housing communities and has developed an extensive network of industry relationships over the past 14 years. He has overseen the land acquisition, rezoning, development and marketing of numerous manufactured home expansion projects. Mr. Shiffman is also the Chief Executive Officer, President and a director of Sun Communities, Inc., a publicly held REIT with its stock traded on the New York Stock Exchange ("Sun"). Mr. Shiffman is the son of Dr. Milton Shiffman.

         JEFFREY P. JORISSEN is the President, Chief Executive Officer, Chief Financial Officer and a Director of the Company. As a certified public accountant, he was with the international accounting firm of Coopers & Lybrand for 16 years from 1971 to 1987, including eight years as a partner. During his tenure at Coopers & Lybrand, Mr. Jorissen specialized in real estate and mortgage banking and directed financial statement examinations of numerous public companies. From 1987 to 1991, he was President and Treasurer of Stoneridge Resources, Inc., the holding entity for three public companies. Mr. Jorissen is also the Senior Vice President, Treasurer, Chief Financial Officer and Secretary of Sun. Since the Company's inception, Mr. Jorissen has performed as chief executive and will continue to perform the duties of Chief Executive Officer until such time as the Company's growth requires otherwise. While Mr. Jorissen devotes a substantial amount of his time to the Company, he still spends a majority of his time as the Chief Financial Officer of Sun.

         ROBERT H. ORLEY is a Director of the Company. Mr. Orley is the Executive Vice President of the Oxford Investment Group, Inc. ("Oxford"), where since 1985 he has supervised the legal, administrative, taxation and financial reporting aspects of Oxford's business portfolio and acquisition searches. Mr. Orley is also Vice President and a director of Real Estate Interests, Inc., where he has served in such capacity since 1984. Real Estate Interests, Inc. is a real estate development and management company affiliated with Oxford. Mr. Orley received his undergraduate business degree from the University of Michigan, the degree of Juris Doctor from Detroit College of Law and has received a Masters of Law in Taxation from Boston University. Mr. Orley is a brother-in-law of Mr. Hermelin.

         BRIAN M. HERMELIN is a Director of the Company. Mr. Hermelin is currently Chief Operating Officer and a director for USA Jet Airlines Inc., a cargo airline that also operates Active Aero Charter, an air charter broker and logistics provider. From 1992 to 1997, Mr. Hermelin provided acquisition analysis, strategic planning and business development services through various consulting arrangements. Mr. Hermelin has been active in the fields of finance and mergers and acquisitions since 1987. Mr. Hermelin is a graduate of the University of Michigan and has received a Masters in Business Administration from the Wharton School of the University of Pennsylvania. Mr. Hermelin is a brother-in-law of Mr. Orley.

         ARTHUR A. WEISS has been a Director of the Company since February 1998. Since 1976, Mr. Weiss has practiced law with the law firm of Jaffe, Raitt, Heuer & Weiss, Professional Corporation ("JRH&W"), which represents the Company in various matters. Mr. Weiss is currently a shareholder, director and Vice President of JRH&W. Mr. Weiss is also a director of Sun.

         MILTON M. SHIFFMAN is a Director of the Company, is Chairman of the Board of Directors of Sun and has been an executive officer of Sun since its inception. With his 19 years of experience in the manufactured housing community industry, Dr. Shiffman has played an active role in the financing decisions and corporate structuring of the Company. Since 1964, he has also been involved in the development, acquisition, construction and operations of diverse real estate holdings including multi-family, community and regional shopping centers, nursing homes and various other commercial properties. Dr. Shiffman retired from medical practice in 1981 in order to devote his full time to real estate activities. Dr. Shiffman is the father of Mr. Gary Shiffman.

         DANIEL E. BOBER has been a Director and Vice President of the Company since March 1998. Mr. Bober is also President of Bloomfield Acceptance Company, L.L.C. ("Bloomfield") and Bloomfield Servicing Company, L.L.C. ("Bloomfield Servicing"), two wholly owned subsidiaries of the Company. Mr. Bober has been actively involved in commercial real estate lending since 1984, first as Vice President of the Martin Rom Company and then as Vice President of Westpointe Financial Corporation. Over his career Mr. Bober has been involved in the origination of several billion dollars of loans on all classes of income producing property and a commercial real estate conduit in a joint venture with a major Wall Street investment banking firm. Beginning in 1991 with the securitization of a portfolio of performing loans backed by manufactured home communities, he has been active in the securitization of commercial real estate loans. He was also responsible for the financial analysis of equity and venture capital investments. Mr. Bober holds a BS in Microbiology and an MBA in Finance from the University of Michigan.

         CREIGHTON J. WEBER has been a Director and Vice President of the Company since March 1998. Mr. Weber is also Executive Vice President of Bloomfield and Bloomfield Servicing. Mr. Weber has extensive experience in real estate finance and managing investments in real estate, having worked in the industry since 1984. Prior to Bloomfield, he was Senior Vice President of a private investment and commercial mortgage banking firm. He has supervised several billion dollars in commercial mortgage originations and the acquisitions of various real estate investments. Mr. Weber holds a BS in Chemistry from Iowa State University and an MBA in Finance from the University of Michigan.

         WILLIAM L. MULVANEY is the Chief Operating Officer of the Company. As a certified public accountant, he was with Coopers & Lybrand from 1975 to 1979, where he served as a Consulting Director providing strategic planning, marketing, systems development, organization planning and re-engineering services to several of the firm's Fortune 500 clients and start up operations. Mr. Mulvaney also gained recognition at Coopers & Lybrand for his expertise in the real estate and construction industries. Mr. Mulvaney has served as President and Chief Executive Officer of four companies involved in the manufactured home, real estate, construction and financial services industries. Most recently, from 1992 to 1996, Mr. Mulvaney served as President to the Genesis Group, Inc., a mortgage brokerage and commercial real estate firm dealing with some of the nation's largest lending organizations and development companies.

ITEM 11.          EXECUTIVE COMPENSATION

         The following table sets forth all compensation paid to the Chief Executive Officer and each executive officer whose remuneration from the Company exceeded $100,000 during the fiscal year ended September 30, 1998.

                           SUMMARY COMPENSATION TABLE

                                                         ANNUAL COMPENSATION          LONG TERM
                                                         -------------------          ---------
                                                                                     COMPENSATION
                                                                                     ------------
                                            YEAR                                                    ALL OTHER
NAME AND PRINCIPAL POSITION                 ENDED    SALARY($)        BONUS($)        OPTIONS(#)    COMPENSA-
---------------------------                 -----    ---------        --------        ----------    ---------
                                            9/30                                                     TION($)
                                            ----                                                     -------
Jeffrey P. Jorissen,
President, Chief Executive Officer         1998          0            $15,000          10,000              0
and Chief Financial Officer

William L. Mulvaney, Chief Operating
Officer                                    1998       $80,000         $67,500(1)       25,900              0

Joseph Drolshagen, Vice President of       1998       $42,000         $90,052           1,000              0
Bloomfield

James Bennett, Vice President of           1998       $40,833         $65,675           1,000              0
Bloomfield


                                                         ANNUAL COMPENSATION          LONG TERM
                                                         -------------------          ---------
                                                                                     COMPENSATION
                                                                                     ------------
                                            YEAR                                                    ALL OTHER
NAME AND PRINCIPAL POSITION                 ENDED    SALARY($)        BONUS($)        OPTIONS(#)    COMPENSA-
---------------------------                 -----    ---------        --------        ----------    ---------
                                            9/30                                                     TION($)
                                            ----                                                     -------
Daniel E. Bober, Vice President            1998       $87,500            0                0          $14,583.31(2)
Creighton J. Weber, Vice President         1998       $87,500            0                0          $14,583.31(3)

-----------------

(1) Mr. Mulvaney received this bonus in October, 1998, but earned this bonus for services rendered to the Company in the fiscal year ended September 30, 1998.
(2) As part of Mr. Bober's compensation, the Company made this contribution to an annuity plan of Mr. Bober's choice.
(3) As part of Mr. Weber's compensation, the Company made this contribution to an annuity plan of Mr. Weber's choice.

                             OPTION/SAR GRANTS TABLE

                  SHARES        % OF TOTAL
                UNDERLYING       OPTIONS                                                POTENTIAL REALIZABLE
                 OPTIONS/         /SARS                                                   VALUE AT ASSUMED
                   SARS         GRANTED TO                                             ANNUAL RATES OF STOCK
                  GRANTED       EMPLOYEES      EXERCISE                                  PRICE APPRECIATION
                DURING THE      DURING THE      PRICE                                     FOR OPTION TERM
                  PERIOD          PERIOD       ($/SH.)     EXPIRATION     -------------------------------------
    NAME        9/30/97 TO      9/30/97 TO                    DATE
                  9/30/98        9/30/98
                                                                               5%                        10%
                                                                               ($)                       ($)
---------------------------------------------------------------------------------------------------------------
Jeffrey P.        10,000          11.64%         $10        11/13/07         $50,000                  $100,000
Jorissen

William L.        25,900          30.15%         $10        11/13/07        $129,500                  $259,000
Mulvaney

Joseph            1,000           1.16%          $13         3/5/08          $6,500                    $13,000
Drolshagen

James Bennett     1,000           1.16%          $13         3/5/08          $6,500                    $13,000

Daniel E.            0             N/A           N/A           N/A             N/A                       N/A
Bober

Creighton J.         0             N/A           N/A           N/A             N/A                       N/A
Weber

                       AGGREGATED OPTION/SAR EXERCISES AND
                     FISCAL YEAR-END OPTION/SAR VALUES TABLE

                                                              NO. OF UNEXERCISED               VALUE OF UNEXERCISED
                                                                OPTIONS/SARS AT            IN-THE-MONEY OPTIONS/SARS AT
                                                                FISCAL YEAR-END                 FISCAL YEAR-END(1)
                    SHARES ACQUIRED                         -------------------------------------------------------------
                      ON EXERCISE           VALUE                             NOT                               NOT
       NAME            IN 1997            RECEIVED        EXERCISABLE     EXERCISABLE      EXERCISABLE      EXERCISABLE
-------------------------------------------------------------------------------------------------------------------------
Jeffrey P.                  0                N/A             6,666           3,334          $21,664.50       $10,835.50
Jorissen(2)

William L.                  0                N/A            17,266           8,634          $56,114.50       $28,060.50
Mulvaney(3)

Joseph                      0                N/A               0             1,000             N/A              $250
Drolshagen(4)

James Bennett(5)            0                N/A               0             1,000             N/A              $250

Daniel E. Bober             0                N/A              N/A             N/A              N/A               N/A

Creighton J. Weber          0                N/A              N/A             N/A              N/A               N/A

(1) Assumes a value equal to the difference between the closing sales price on September 30, 1998, which was $13.25 per share, and the exercise price of in-the-money options.

(2) Stock options granted November 13, 1997 pursuant to the Bingham Financial Services 1997 Option Plan (the "Option Plan"). Options have an exercise price of $10 per share and must be exercised by November 13, 2007.

(3) Stock options granted November 13, 1997 pursuant to the Option Plan. Options have an exercise price of $10 per share and must be exercised by November 13, 2007.

(4) Stock options granted March 5, 1998 pursuant to the Option Plan. Options have an exercise price of $13 per share and must be exercised by March 5, 2008.

(5) Stock options granted March 5, 1998 pursuant to the Option Plan. Options have an exercise price of $13 per share and must be exercised by March 5, 2008.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT

         The following table sets forth, as of December 31, 1998, the shareholdings of: (a) each person known to the Company to be the beneficial owner of more than five percent (5%) of the Common Stock; (b) each director of the Company; (c) each executive officer listed in the Summary Compensation Table; and (d) all executive officers and directors of the Company as a group, based upon information available to the Company.


         NAME AND ADDRESS OF                    AMOUNT AND NATURE OF                        PERCENT OF
           BENEFICIAL OWNER                     BENEFICIAL OWNERSHIP                   OUTSTANDING SHARES(1)
           ----------------                     --------------------                   ---------------------
Gary A. Shiffman
31700 Middlebelt Road
Suite 145                                             55,333(2)                                3.50%
Farmington Hills, MI 48334

Jeffrey P. Jorissen
31700 Middlebelt Road
Suite 145                                             16,166(3)                                1.02%
Farmington Hills, MI  48334

Robert H. Orley
2000 North Woodward
Suite 130                                             50,833(4)                                3.22%
Bloomfield Hills, MI  48304

Brian M. Hermelin
2064 D Street
Belleville, MI  48111                                 33,333(5)                                2.11%

Arthur A. Weiss
One Woodward Avenue
Suite 2400                                            4,666(6)                                   *
Detroit, MI  48226

Milton M. Shiffman
31700 Middlebelt Road
Suite 145                                            118,833(7)                                7.52%
Farmington Hills, MI  48334

Daniel E. Bober
260 E. Brown Street
Suite 200                                             96,730(8)                                6.13%
Birmingham, MI  48009

Creighton J. Weber
260 E. Brown Street
Suite 200                                              96,730                                  6.13%
Birmingham, MI  48009

William L. Mulvaney
260 E. Brown Street
Suite 200                                             17,266(9)                                1.08%
Birmingham, MI  48009

Joseph Drolshagen
260 E. Brown Street
Suite 200                                              25,695                                  1.63%
Birmingham, MI  48009

James Bennett
260 E. Brown Street
Suite 200                                              17,130                                  1.09%
Birmingham, MI  48009

Jay A. Fishman, Ltd.
400 Renaissance Center
Suite 2760                                             107,000                                 6.79%
Detroit, MI  48243

All current executive officers and
directors as a group (11 persons)                      532,715                                32.97%


*        Less than one percent (1%) of the outstanding shares.

(1) In accordance with SEC regulations, the percentage calculations are based on 1,576,818 shares of Common Stock issued and outstanding as of December 31, 1998 plus shares of Common Stock which may be acquired pursuant to options exercisable within sixty days of December 31, 1998 by each individual or group listed.

(2) Includes 25,000 shares of common stock held by Sun Communities Operating Limited Partnership, a Michigan limited partnership, which are attributable to Mr. Shiffman because he is the President of Sun Communities, Inc. a Maryland corporation and the general partner of the limited partnership. Includes 3,333 shares of common stock which may be acquired pursuant to options exercisable within sixty days of December 31, 1998.

(3) Includes 6,666 shares of common stock which may be acquired pursuant to options exercisable within sixty days of December 31, 1998. Does not include 1,000 shares of common stock held by a family member as to which beneficial ownership is disclaimed.

(4) Includes 3,333 shares of common stock which may be acquired pursuant to options exercisable within sixty days of December 31, 1998. Includes 30,000 shares held by the Four O Group, L.L.C., a Michigan limited liability company, which are attributable to Mr. Orley because he is the Manager of the limited liability company. Includes 7,500 shares held by Mr. Orley's wife which are attributable to him.

(5) Includes 3,333 shares of common stock which may be acquired pursuant to options exercisable within sixty days of December 31, 1998.

(6) Includes 1,666 shares of common stock which may be acquired pursuant to options exercisable within sixty days of December 31, 1998.

(7) Includes 3,333 shares of common stock which may be acquired pursuant to options exercisable within sixty days of December 31, 1998.

(8) Does not include 200 shares of common stock held by two trusts for the benefit of Mr. Bober's children, as to which beneficial ownership is disclaimed.

(9) 17,266 shares of common stock may be acquired pursuant to options exercisable within sixty days of December 31, 1998.

         The Company is required to identify each person who was an executive officer, director or beneficial owner of more than 10% of the Company's registered equity securities during the Company's most recent fiscal year and who did not file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended. Based solely on its review of the copies of such reports received by it, and written representations from certain reporting persons, the Company believes, that during the year ended September 30, 1998, its directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock timely filed all required reports, except that: (a) Gary A. Shiffman, the Chairman of the Board and the Secretary of the Company, filed one late report on Form 4 regarding four transactions; and (b) Milton M. Shiffman, a Director of the Company, filed three late reports on Form 4 regarding eight transactions.

ITEM 14.         CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

         During 1997 and 1998, the law firm of Jaffe, Raitt, Heuer & Weiss, P.C. acted as general counsel to the Company and represented the Company in various matters. Arthur A. Weiss, a director of the Company, is a shareholder of such firm.

         Gary A. Shiffman is a director and officer, Milton M. Shiffman and Arthur A. Weiss are directors, and Jeffrey P. Jorissen is an officer of Sun Communities, Inc. Sun Communities, Inc. through its operating subsidiary, Sun Communities Operating Limited Partnership (collectively, "Sun"), provides financial assistance to the Company pursuant to a subordinated debt facility consisting of a $4 million term loan (the "Term Loan") and a $6 million five year revolving credit facility (the "Line of Credit", and with the Term Loan, the "Subordinated Debt Facility") as well as a $12 million demand line of credit (the "Demand Line of Credit").

          The Term Loan will mature seven years after the date of the note (the "Term Note") evidencing the loan and interest on the unpaid principal balance of the Term Note accrues at the rate of nine and 75/100 percent (9.75%) per annum. Anytime after the third anniversary of the Term Note, the Term Note may be paid in full or in part without premium or penalty subject to approval of the non-employee directors of the Company. The Line of Credit will terminate, unless extended by the Company and Sun, five years after the date of the note (the "Line of
                                       9

Credit Due Date"). Interest on the unpaid principal balance of the Line of Credit will accrue at the per annum interest rate equal to the prime rate of interest plus 125 basis points until the Line of Credit Due Date, upon which date the unpaid principal balance of the Line of Credit, together with all accrued and unpaid interest will be due and payable in full. The Demand Line of Credit is evidenced by a note (the "Demand Note"), the unpaid principal balance of which bears interest at a rate of 140 basis points over LIBOR. On demand, the entire unpaid principal balance of the Demand Note, together with all accrued and unpaid interest, shall be due and payable in full within ten (10) days after the date of the demand.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 25, 1999

                                           BINGHAM FINANCIAL
                                           SERVICES CORPORATION


                                           By: /s/ Jeffrey P. Jorissen
                                              ----------------------------------
                                               Jeffrey P. Jorissen, President
                                               Chief Executive Officer
                                               and Chief Financial Officer
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)