Form 10-Q
period 1998-12-31
BINGHAM FINANCIAL SERVICES CORP
filed 1999-02-12
CIK 1044862

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

                   FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998.

                                       OR

 [ ] Transition pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                         COMMISSION FILE NUMBER 0-23381


                     BINGHAM FINANCIAL SERVICES CORPORATION
             (Exact Name of Registrant as Specified in its Charter)




                Michigan                                 38-3313951
        (State of Incorporation)            (I.R.S. Employer Identification No.)

          260 East Brown Street
                Suite 200
          Birmingham, Michigan                              48009
(Address of Principal Executive Offices)                  (Zip Code)


       Registrant's telephone number, including area code: (248) 644-5470

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

      1,576,818 shares of Common Stock, no par value as of January 31, 1999

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                      INDEX

                                    ---------


                                                                          PAGES
                                                                          -----

PART I
------

Item 1. Financial Statements:

        Consolidated Balance Sheets as of December 31, 1998 and
                 September 30, 1998                                           3

        Consolidated Statements of Operations for the Three Months Ended
                 December 31, 1998 and 1997                                   4

        Consolidated Statements of Cash Flows for the Three Months Ended
                 December 31, 1998 and 1997                                   5

        Notes to Consolidated Financial Statements                          6-9


Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           10-13

Item 3. Quantitative and Qualitative Disclosures About Market Risk        14-15


PART II
-------

        Item 1 Legal Proceedings                                             16

        Item 6 (a) Exhibits Required by Item 601 of Regulation S-K           16

        Signatures                                                           17

        Exhibit Index                                                        18

                     BINGHAM FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1998 AND SEPTEMBER 30, 1998
                                   ----------

                                                           DECEMBER 31,  SEPTEMBER 30,
                    ASSETS                                    1998           1998
                                                           -----------   ------------
                                                           (Unaudited)
Cash and cash equivalents                                   $  1,029     $  1,979
Restricted cash                                                3,198        2,253
Loans receivable, net                                        112,937       86,075
Property and equipment, net                                      800          655
Other assets                                                   6,686        3,897
                                                            --------     --------

         Total assets                                       $124,650     $ 94,859
                                                            ========     ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Advances by mortgagors                                 $  3,191     $  2,238
     Accounts payable and accrued expenses                       420          636
     Advances under repurchase agreements                     92,242       56,892
     Subordinated debt, net of debt discount
         of $491 and $510, respectively                        3,509        3,490
     Notes payable                                            10,773       17,848
                                                            --------     --------

         Total liabilities                                   110,135       81,104
                                                            --------     --------

Minority interest                                                272          298
                                                            --------     --------

Stockholders' equity:
     Preferred stock, no par value, 10,000,000 shares
         authorized; no shares issued and outstanding             --           --
     Common stock, no par value, 10,000,000 shares
         authorized; 1,576,818 shares issued
         and outstanding at Dec and Sept, respectively        13,608       13,608
     Paid-in capital                                             555          533
     Retained earnings (deficit)                                  80         (684)
                                                            --------     --------

                    Total stockholders' equity                14,243       13,457
                                                            --------     --------

                    Total liabilities and stockholders'
                    equity                                  $124,650     $ 94,859
                                                            ========     ========



The accompanying notes are an integral part of the financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   ----------



                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                             1998          1997
REVENUES:                                                ------------------------
        Interest income                                 $    2,118     $      316
        Mortgage origination and servicing fees                352             --
        Unrealized gain on loans held for sale, net          1,250             --
        Gain on sale of loans                                  289             --
        Other income                                            47             --
                                                        ----------     ----------
                Total revenues                               4,056            316
                                                        ----------     ----------

COSTS AND EXPENSES:
        Interest expense                                     1,699            151
        Provision for credit losses                             97             21
        General and administrative                             563             88
        Other operating expenses                               624             22
                                                        ----------     ----------

                Total costs and expenses                     2,983            282
                                                        ----------     ----------

                Income before income taxes                   1,073             34

Provision for income taxes                                     309             12
                                                        ----------     ----------
        Net income                                      $      764     $       22
                                                        ==========     ==========

Weighted average common shares outstanding:
           Basic                                         1,576,818        568,400
                                                        ==========     ==========

           Diluted                                       1,772,526        568,400
                                                        ==========     ==========

Earnings per share:
           Basic                                        $     0.48     $     0.04
                                                        ==========     ==========

          Diluted                                       $     0.43     $     0.04
                                                        ==========     ==========




The accompanying notes are an integral part of the financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   ----------



                                                                 THREE MONTHS ENDED
                                                                     DECEMBER 31,
                                                                 1998           1997
                                                             -------------------------
                                                                   (In thousands)

Cash flows from operating activities:
    Net income                                               $    764      $     22
    Adjustments to reconcile net income to net
          cash used for operating activities:
       Unrealized gain on loans held for sale, net             (1,250)           --
       Provision for credit losses                                 97            21
       Depreciation and amortization                              211            36
       Originations of loans held for sale                    (30,678)       (4,820)
       Principal collections on loans held for sale               719           252
       Proceeds from sale of loans held for sale                5,445            --
       Gain on sale of loans                                     (289)           --
       Increase in other assets                                (4,526)          (73)
       Increase in other liabilities                              944           729
                                                             --------      --------

               Net cash used for operating activities         (28,563)       (3,833)
                                                             --------      --------

Cash flows from investing activities:
    Capital expenditures                                         (167)           --
                                                             --------      --------

               Net cash used in investing activities             (167)           --
                                                             --------      --------

Cash flows from financing activities:
    Issuance of common stock                                       --        11,584
    Issuance of subordinated debt, including discount              --         4,000
    Advances under repurchase agreements                       36,395            --
    Repayment of advances under repurchase agreements          (1,045)           --
    Advances on notes payable                                  15,715            --
    Repayment of notes payable                                (23,285)       (9,748)
                                                             --------      --------

               Net cash provided by financing activities       27,780         5,836
                                                             --------      --------

Net change in cash and cash equivalents                          (950)        2,003

Cash and cash equivalents, beginning of period                  1,979            --
                                                             --------      --------

Cash and cash equivalents, end of period                     $  1,029      $  2,003
                                                             ========      ========





The accompanying notes are an integral part of the financial statements

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


1. BASIS OF PRESENTATION:

   The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly Bingham Financial Services Corporation's ("the Company") financial condition and results of operations on a basis consistent with that of the Company's prior audited consolidated financial statements. Pursuant to rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.


2. EARNINGS PER SHARE:

   Basic earnings per share is calculated by dividing net income by the average number of shares outstanding during the applicable period.

   The Company has issued warrants and stock options which are considered to be potentially dilutive to common stock. Diluted earnings per share is calculated by dividing net income by the average number of shares outstanding during the applicable period adjusted for these potentially dilutive warrants and options.

   The following table sets forth the computation of per share earnings and illustrates the dilutive effect of warrants and options outstanding:




                                      Three months ended December 31,
                            --------------------------------------------------
                                      1998                    1997
                            --------------------------------------------------
                                (In thousands, except earnings per share)
                                           Earnings                Earnings
                                 Shares   per share    Shares      per share
                            --------------------------------------------------
     Basic EPS                   1,577      $  0.48     568      $  0.04
     Net dilutive effect of:
         Options                    25        (0.01)     --           --
         Warrants                  171        (0.04)     --           --
                            --------------------------------------------------
     Diluted EPS                 1,773      $  0.43     568      $  0.04
                            ==================================================



3. ALLOWANCE FOR LOAN LOSSES:

   The allowance for possible losses on loans is maintained at a level believed adequate by management to absorb potential losses from impaired loans as well as the remainder of the loan portfolio. The allowance for loan losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay and collateral values.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------



   Changes in allowance for loan losses are summarized as follows:



                                     Three months ended December 31,
                                         1998             1997
                                      ---------------------------
                                            (In thousands)
   Balance at beginning of period       $ 185             $  58
   Provision for loan losses               97                21
   Net losses                             (34)               --
                                        -----             -----
         Balance at end of period       $ 248             $  79
                                        =====             =====


4. DEBT:

   At the time of its initial public offering the Company entered into a subordinated debt facility with Sun Communities. The facility consisted of a $4.0 million term loan and a five-year revolving line of credit for up to $6.0 million. In accordance with the subordinated debt loan agreement the Company has issued detachable warrants to Sun covering 400,000 shares of common stock at a price of $10 per warrant share. The detachable warrants have a term of seven years and may be exercised at any time after the fourth anniversary of issuance. In March 1998 Sun provided an additional line of credit of up to $12.0 million payable upon demand.

   In March 1998 the Company's commercial mortgage subsidiary entered into a one-year master repurchase agreement with a lender to finance up to $150 million of fixed rate commercial loans collateralized by real estate. In September 1998 that agreement was amended and restated to include manufactured home and floor plan loans. The borrowing limit was also increased to $250 million. The loans are sold at 85- 92% of the then current face value, depending on the asset class and certain concentration constraints. The repurchase transactions are for 30 days and may be rolled over for up to nine months.

   At December 31, 1998 and September 30, 1998 debt outstanding was as follows:


                                           December  31        September 30
                                          ---------------------------------
                                                 1998             1998
---------------------------------------------------------------------------
                                                    (In thousands)
   Loans sold under agreements to repurchase   $ 92,242         $ 56,900
   Revolving line of credit.............         10,773           17,800
   Term loan, net of discount...........          3,509            3,500
                                               --------         --------
                                               $106,524         $ 78,200
                                               ========         ========


5. ACQUISITIONS:

   In March 1998 the Company acquired 100% of the outstanding stock of Bloomfield Acceptance Company, L.L.C. ("Bloomfield") and Bloomfield Servicing Company, L.L.C. ("Bloomfield Servicing") for 281,818 shares of the Company's common stock valued at approximately $2.1 million. Bloomfield is engaged in the business of the origination of mortgages and real estate lending. Loans originated by Bloomfield primarily consist of fixed rate loans collateralized by mortgages on commercial

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


   property. Bloomfield Servicing was formed to service the loans originated by Bloomfield and other investors.

   In addition to the shares of common stock issued to the former owners of Bloomfield and Bloomfield Servicing, additional consideration of up to $500,000, in the form of the Company's common stock, will be paid to the owners subject to the performance of the merged entities over the two year period following the date of merger.

   Each of the acquisitions was accounted for as a purchase and the aggregate purchase price was $2.1 million. The purchase price was allocated to the assets acquired and liabilities assumed based on the related fair values at the date of acquisition. The excess of the aggregate purchase price over the fair values of the assets acquired and liabilities assumed has been allocated to goodwill and is being amortized on a straight-line method over 25 years.

   The following table summarizes pro forma unaudited results of operations as if each of the acquisitions completed had occurred at the beginning of fiscal 1998.


                                             Three months ended
                                              December 31, 1997
                                              -----------------
                                  (In thousands, except earnings per share)
     Revenues                                      $1,866
     Income before income taxes                       450
     Net income                                       296
     Basic and diluted earnings per share          $ 0.35




6. FINANCIAL INSTRUMENTS:

   The Company hedges its commercial mortgage loan portfolio as part of its interest rate risk management strategy and as a condition of the related repurchase agreement which finances the portfolio. The Company hedges the interest rate risk on its portfolio by doing forward sales of U.S. Treasury Securities. The Company classifies these forward sales as hedges on specific loan receivables. Any gross unrealized gains or losses on these forward sales are an adjustment to the basis of the mortgage loan portfolio and are used in the lower of cost or market valuation to establish a valuation allowance.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------



The following table identifies the gross unrealized losses of the forward sales as of December 31, 1998 and September 30, 1998:



                               December 31, 1998    September 30, 1998
                                Gross Unrealized      Gross Unrealized
    Security Description            Losses                Losses
----------------------------------------------------------------------
                                    (Dollars in  thousands)
U.S. Treasury 6.125% - 8/07        $(1,182)               $(2,019)
U.S. Treasury 6.375% - 8/27           (243)                  (294)
U.S. Treasury 5.500% - 2/08         (1,448)                (1,649)
U.S. Treasury 5.625% - 5/08           (282)                  (321)
U.S. Treasury 4.75% - 11/08            (92)                    --
                               --------------------------------------
                                   $(3,247)               $(4,283)
                               ======================================

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                   ----------


    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis provides information on material factors affecting the Company's results of operations and significant balance sheet changes. This discussion should be read in conjunction with the consolidated financial statements and notes included herein and the 1998 Form 10-K of Bingham Financial. Results of operations for the three month periods presented are not necessarily indicative of results which may be expected for the entire year.

    RESULTS OF OPERATIONS

    Net Income

    The Company reported net income of $764,000 for the quarter ended
    December 31, 1998 compared to net income of $22,000 in the quarter ended December 31, 1997. The increase in net income is due primarily to a significant increase in interest income of $1.8 million, mortgage origination and servicing fees of $352,000, gain on sale of loans of $289,000 and a recovery of $1.25 million related to the valuation of the loan portfolio. These increases in income were partially offset by increases in interest expense of $1.5 million, provision for credit losses of $76,000 and operating expenses of $1.08 million.

    Interest income earned on the manufactured home and commercial mortgage loan portfolios increased to $2.1 million for the quarter ended December 31, 1998 from $316,000 for the comparable quarter in 1997. The increase was due to increased origination volume in the manufactured home loan portfolio and the addition of a commercial mortgage loan portfolio through the acquisition of Bloomfield Acceptance Company in March, 1998. Bloomfield Acceptance is an originator of primarily fixed rate loans collateralized by mortgages on commercial real estate.

    Interest expense increased to $1.7 million in the first quarter of fiscal 1999 as compared to $151,000 in the first quarter of fiscal 1998. The large increase is due to the substantial increase in borrowings to fund originations of manufactured home loans and commercial mortgage loans held for sale net of a decrease in the Company's average borrowing rate. The weighted average interest rate on borrowings was 7.30% and 8.28% during the first fiscal quarters of 1999 and 1998 respectively.

    Net interest margin has decreased to 1.79% for the quarter ended
    December 31, 1998 as compared to 5.64% for the quarter ended December 31, 1997. This is primarily due to the addition of the commercial mortgage loans which represent approximately 77% of the loan portfolio and have a lower weighted average interest rate.

    The following table sets forth the extent to which the Company's net interest income has been affected by changes in average interest rates and average balances of interest-earning assets and interest bearing liabilities.



                                                     Three months ended December 31, 1998 and 1997
                                -------------------------------------------------------------------------------------------------
                                     Average Balance         Average Rate           Interest         Increase   Variance due to:
                                ----------------------------------------------------------------
                                   1998         1997         1998     1997       1998       1997    (Decrease)    Volume     Rate
                                -------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans                         $ 97,550   $   11,695        8.68%   10.81%   $  2,118   $    316   $  1,802   $  1,849    $  (47)
  Cash and equivalents             4,331           --        3.42%      --          37         --         37         37        --
                                 ------------------------------------------------------------------------------------------------
                                 101,881       11,695        8.46%   10.35%      2,155        316      1,839      1,886       (47)
                                 ------------------------------------------------------------------------------------------------

Interest-bearing Liabilities
  Term loan                        4,000        2,000       11.68%    9.75%        117         49         68         58        10


                     BINGHAM FINANCIAL SERVICES CORPORATION

                                  -----------




 Revolving line of credit        20,262        5,294        8.13%    7.06%        412        102        310        296        14
 Loans sold under repurchase     68,797           --        6.81%      --       1,170         --      1,170      1,170        --
                                ------------------------------------------------------------------------------------------------
                                 93,059        7,294        7.30%    8.28%      1,699        151      1,548      1,524        24
                                ------------------------------------------------------------------------------------------------

Interest rate spread                                        1.16%    2.07%
Excess average earning assets   $ 8,822      $ 4,401        8.46%   10.35%
                                ==========================================
 Net interest margin                                        1.79%    5.64%    $   456      $ 165      $ 291      $ 362     $ (71)
                                                         =========================================================================


Mortgage origination and servicing fees are related to the commercial mortgage loans originated and simultaneously sold with the servicing retained by Bloomfield Acceptance. Origination fees for the quarter ended December 31, 1998 totaled approximately $279,000 on commercial mortgage loans originated and sold of $24.5 million. Servicing fees collected by Bloomfield Servicing on the current retained servicing portfolio were $73,000 for the quarter. There is no comparison of mortgage origination and servicing fees to the corresponding quarter of the 1997 as Bloomfield Acceptance and Bloomfield Servicing were both acquired by Bingham in March of 1998.

A recovery of $1.25 million related to the valuation of the loan portfolio and related hedge positions was recorded for the quarter ended December 31, 1998. The hedge positions are used in an attempt to mitigate the risk of loss arising from adverse changes in market prices and interest rates associated with the fixed rate loans in the commercial mortgage loan portfolio. There are no comparable gains or losses on valuations of the loan portfolio and hedge positions for the quarter ended December 31, 1997.

Gain on sale of loans represents the difference between the proceeds from sale and the allocated carrying cost of the loans sold. The gain is also net of required reserve for the potential refund of any premium paid for loans that prepay in the first twelve months after the date of the sale. The Company sold approximately $5 million in manufactured home loans in one bulk sale and recorded a gain on sale of loans of $289,000 for the three months ended December 31, 1998. There were no loan sales in the comparable quarter of the previous year.

A provision for credit losses is charged to income in amounts sufficient to maintain an allowance level considered adequate to cover losses from liquidating manufactured home loans. The allowance level is determined based on a formal review of the size and quality of the manufactured home loan portfolio in conjunction with the current market and prevailing economic conditions.

The Company recorded a provision for credit losses of $97,000 and $21,000 for the three months ended December 31, 1998 and 1997 respectively. The large increase was due to the substantial increase in the size of the manufactured home loan portfolio.

General and administrative expenses and other operating expenses have increased in recent periods as a result of the increased loan origination volume and the acquisition of the Bloomfield Companies.

The largest increase has been in personnel costs which were $587,000 and $13,000 for three months ended December 31, 1998 and 1997 respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity represents the ability to meet financial obligations when due. The Company expects to meet its short term liquidity requirements through working capital provided by operating activities. The Company expects to meet its long term liquidity requirements through additional equity offerings, draws on its revolving lines of credit of $18 million, advances under its master repurchase agreement of $250 million, whole loan sales and possible future periodic securitizations of its loan portfolio.

                     BINGHAM FINANCIAL SERVICES CORPORATION

                                  -----------


Total borrowings increased $28.3 million during the period to $106.5 million at December 31, 1998. The increased borrowings were primarily for the funding of new loan originations. The increased borrowings are net of approximately $5.4 million in proceeds from loan sales used to repay revolving lines of credit.

Loans Receivable

Net loans receivable increased $26.9 million to $112.9 million at December 31, 1998. Commercial mortgage loans originated and held for sale were $22.4 million and manufactured home loan originations were $8.3 million for the period. New loan originations were partially offset by sales of $5 million of manufactured home loans.

The following table sets forth the average loan balance, weighted average loan yield and weighted average initial term of the loan portfolio:



                                                   December 31, 1998
                                             ----------------------------
                                                Manufactured  Commercial
                                                    Home        Loans
--------------------------------------------------------------------------------
                                                   (Dollars in thousands)
Principal balance loans receivable, net          $25,883        $88,204
Number of loans.....................                 884             19
Average loan balance................             $    29        $ 4,642
Weighted average loan yield.........                10.9%           7.6%
Weighted average initial term.......                22 years        8.9 years



Delinquency statistics at December 31,1998 for the manufactured home loan portfolio are as follows:


                             Number of                     Greater
                              loans      31-60     61-90   Than 90   Total
-------------------------------------------------------------------------------
Manufactured home loans         869        3.3%     0.4%     1.5%     5.2%
Manufactured home loans
  sold with full recourse       535        1.9%     1.5%     5.2%     8.6%
                            ---------------------------------------------------
                              1,404        2.8%     0.8%     2.9%     6.5%
                            ===================================================


                           Gross Principal                  Greater
                              Balance      31-60    61-90   than 90   Total
----------------------------------------------------------------------------------
                                         (Dollars in thousands)
Manufactured home loans       25,903        2.8%     0.5%     1.4%     4.7%
Manufactured home loans
  sold with full recourse     15,426        2.0%     0.9%     4.8%     7.7%
                            ---------------------------------------------------
                              41,329        2.5%     0.6%     2.7%     5.8%
                            ===================================================


There were no delinquent commercial mortgage loans at December 31, 1998.

Year 2000 Compliance

Some computers, software, and other equipment include a programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. In 1998 the Company initiated a corporate wide program designed to ensure

                     BINGHAM FINANCIAL SERVICES CORPORATION

                                ---------------

that all critical computer programs function properly in the year 2000. The Company is also analyzing and working with vendors and other external businesses to identify and avoid any year 2000 problems related to the software or services they provide.

The first phase of the Company's year 2000 project is complete. It involved an assessment of the internal and external critical systems and hardware that could be affected by the year 2000 problem and the current compliant status of the system or hardware.

In phase II of the project the MIS staff developed solutions or implemented vendor provided solutions to remedy all year 2000 non-compliant issues. The majority of internal critical systems that required a year 2000 update provided by a vendor have been corrected. To date there have been no systems that required complete replacement. All non-compliant hardware has been replaced or has been identified and will be replaced in early 1999. Any new systems or hardware to be acquired are verified to be year 2000 compliant. Phase II also includes testing of updated systems and hardware for compliance. This portion of the project is on going and is expected to be completed by the second quarter of 1999. The Company continues to obtain statements of compliance from its external vendors and business relationships to verify that they are year 2000 compliant. This part of phase II is also expected to be completed by the second quarter of 1999.

Year 2000 compliance costs to date have totaled approximately $12,000. The majority of the cost is estimated MIS personnel expense required for identifying, testing and where necessary updating critical systems. The cost also includes the replacement of some non-compliant hardware. The Company currently estimates the total costs of the year 2000 project will not be material to its financial position or results of operations.

The impact of year 2000 issues depends not only on the corrective actions the Company takes, but also on the way these issues are handled by businesses, governmental agencies and other third parties that provide data, services and utilities to us. While the Company is in the process of testing and correcting identified year 2000 problems, these procedures are limited to matters over which we are reasonably able to exercise control. The Company's ability to achieve year 2000 compliance and the level of incremental costs associated with it could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendor's ability to modify proprietary software and unanticipated problems identified in the on going compliance review.

Forward-looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including statements relating to the Company's strategic objectives and future performance, which are not historical fact, may be deemed to be forward-looking statements under the federal securities laws. There are many important factors that could cause the Company's actual results to differ materially from those indicated. Such factors include, but are not limited to general economic conditions; interest rate risk; demand for the Company's services; the impact of certain covenants in loan agreements of the Company; the degree to which the Company is leveraged; the continued availability of the Company's credit facilities; the risk of margin calls on the Company's credit facilities and hedge positions; the performance of the Company's subsidiaries; the Company's year 2000 issues; and other risks identified in the Company's Securities and Exchange Commission filings. In addition, it should be noted that past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance.

                     BINGHAM FINANCIAL SERVICES CORPORATION

                                 --------------


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


                                                                       Maturity
                                        -------------------------------------------------------------
                                            0 to 3     4 to 12     1 to 5      Over 5
                                             Months     Months     Years       Years         Total
-----------------------------------------------------------------------------------------------------
                                                                (In thousands)
Cash and equivalents...................  $ 1,029     $     --     $     --     $     --     $  1,029
Restricted cash .......................      960        2,238           --           --        3,198
Loans receivable ......................      268          687       17,547       94,435      112,937
Other assets ..........................      802        4,800        1,375          509        7,486
                                        -------------------------------------------------------------
        TOTAL ASSETS                     $ 3,059     $  7,725     $ 18,922     $ 94,944     $124,650
                                        =============================================================


Advances by mortgagors.................  $   957     $  2,234     $     --     $     --     $  3,191
Accounts payable and accrued expenses..      294          126           --           --          420
Advances under repurchase agreement....      243       91,999                                 92,242
Subordinated debt......................      (19)         (57)       3,585           --        3,509
Notes Payable..........................       --           --           --       10,773       10,773
Other liabilities......................       --           --           --          272          272
                                        -------------------------------------------------------------
        TOTAL LIABILITIES                   1,475      94,302        3,585       11,045      110,407
                                        -------------------------------------------------------------

Common stock...........................        --          --           --       13,608       13,608
Paid-in-capital........................        --          --           --          555          555
Retained earnings......................        --          --           --           80           80
                                         ------------------------------------------------------------
        TOTAL LIABILITIES AND EQUITY     $  1,475    $ 94,302    $   3,585    $  25,288     $124,650
                                         ============================================================

Reprice difference.....................  $  1,584    $(86,577)   $  15,337    $  69,656
Cumulative gap.........................  $  1,584    $(84,993)   $ (69,656)   $      --
Percent of total assets................      1.27%     (68.19%)     (55.88%)         --



Management believes the negative effect of a rise in interest rates is reduced by the anticipated short duration of the Company's loan receivables. Management intends that the loan receivables will be securitized or sold as part of a whole loan sale prior to the end of 1999. Proceeds from the securitization or whole loan sales would be used to pay down the corresponding debt. If the company were unable to securitize or sell the loans it would be necessary to renegotiate the master repurchase agreement to extend the maturity date of the advances under repurchase. The instruments held by the Company are held for purposes other than trading.

The Company also manages interest rate risk through the use of forward sales of U.S. Treasury securities to hedge the fixed rate loans in the commercial loan portfolio. In a forward sale the Company has agreed to sell a Treasury security at a future date with a predetermined price. If interest rates on Treasury Securities drop, the price to the Company to purchase the security in order to meet its settlement obligation will have risen, and thus the Company will have suffered an unrealized loss on the hedge transaction. Coversely, if interest

                     BINGHAM FINANCIAL SERVICES CORPORATION

                                 --------------

rates rise, the price to the Company to purchase Treasury Securities will have fallen and there will be an unrealized gain. The unrealized gain or loss on the hedge transaction should be offset by the decrease or increase in value of the underlying hedged loans since they are fixed rate loans that have an annual interest rate equal to a spread over U.S. Treasuries. The Company uses these instruments in an attempt to reduce risk by essentially creating offsetting market exposures.

The following table shows the Company's financial instruments and derivative instruments that are sensitive to changes in interest rates, categorized by expected maturity and the instruments' fair values at December 31, 1998.


                                                                  Contractual Maturity
                                       -----------------------------------------------------------------------------------
                                                                                                                  Total
                                          1999         2000         2001        2002        2003    Thereafter  Fair Value
                                       -----------------------------------------------------------------------------------
Interest sensitive assets:
  Loans receivable                      $    729      $  911     $13,364     $ 1,026    $ 1,137    $ 95,787    $ 112,954
  Average interest rate                     8.25%       8.25%       8.70%       8.25%      8.25%       8.25%        8.32%

  Interest bearing deposits                4,220           -           -           -          -           -        4,220
  Average interest rates                    3.52%          -           -           -          -           -         3.52%
                                       -----------------------------------------------------------------------------------
Total interest sensitive assets         $  4,949      $  911     $13,364     $ 1,026    $ 1,137    $ 95,787    $ 117,174
                                       ===================================================================================

Interest sensitive liabilities:
  Borrowings:
  Advances under repurchase agreements  $ 92,242      $   -      $    -      $    -     $    -     $      -    $  92,242
  Average interest rate                     6.81%         -           -           -          -            -         6.81%

  Forward sales of U.S. Treasury
    securities                             3,247          -           -           -          -            -        3,247
  Average coupon rate                       5.99%         -           -           -          -            -         5.99%

  Subordinated debt, net                       -          -           -           -          -        3,509        3,509
  Average interest rate                        -          -           -           -          -        11.70%       11.70%

  Note payable                                 -          -           -           -          -       10,773       10,773
  Average interest rate
                                               -          -           -           -          -         8.20%        8.20%
                                       -----------------------------------------------------------------------------------
Total interest sensitive liabilities    $ 95,489      $   -      $    -      $    -     $    -    $  14,282    $ 109,771
                                       ===================================================================================

                     BINGHAM FINANCIAL SERVICES CORPORATION

                                 -------------


PART II


ITEM 1.      LEGAL PROCEEDINGS

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

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 8, 1999



                                     BINGHAM FINANCIAL SERVICES CORPORATION



                                     BY: /s/ Jeffrey P. Jorissen
                                        ----------------------------------------
                                             Jeffrey  P.  Jorissen, President,
                                             Chief Executive Officer, Chief
                                             Financial Officer

                                  EXHIBIT INDEX




                                                          PAGE
                        FILED                            NUMBER
EXHIBIT NO.             DESCRIPTION                     HEREWITH         HEREIN
-----------             -----------                     --------         ------

    27                  Financial Data Schedule             X              X