Form 10-Q
period 1999-03-31
BINGHAM FINANCIAL SERVICES CORP
filed 1999-05-17
CIK 1044862

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

                                       OR

 [ ] Transition pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                         COMMISSION FILE NUMBER 0-23381


                     BINGHAM FINANCIAL SERVICES CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


                 Michigan                               38-3313951
         (State of Incorporation)           (I.R.S. Employer Identification No.)

           260 East Brown Street
                 Suite 200
           Birmingham, Michigan                          48009
     (Address of Principal Executive                  (Zip Code)
     Offices)


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

       1,576,818 shares of Common Stock, no par value as of April 30, 1999

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                      INDEX
                                    ---------


                                                                                  PAGE
                                                                                  ----
PART I

Item 1. Financial Statements:

        Consolidated Balance Sheets as of March 31, 1999 and
             September 30, 1998                                                     3

        Consolidated Statements of Operations for the Three Months and Six
             Months Ended March 31, 1999 and 1998                                   4

        Consolidated Statements of Cash Flows for the Six Months Ended
             March 31, 1999 and 1998                                                5

        Notes to Consolidated Financial Statements                                6-9


Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                10-15

Item 3. Quantitative and Qualitative Disclosures About Market Risk              16-17


PART II

        Item 1 Legal Proceedings                                                   18

        Item 6 (a) Exhibits Required by Item 601 of Regulation S-K                 18

        Signatures                                                                 19

        Exhibit Index                                                              20



                     BINGHAM FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND SEPTEMBER 30, 1998
                                   ----------



                                                                            MARCH 31,        SEPTEMBER 30,
                                    ASSETS                                    1999               1998
                                                                      ------------------------------------
                                                                         (In thousands, except share data)
                                                                      ------------------------------------
                                                                         (Unaudited)

Cash and cash equivalents                                             $           -        $       1,979
Restricted cash                                                               4,016                2,253
Loans receivable, net                                                       136,002               86,075
Property and equipment, net                                                     863                  655
Other assets                                                                  3,862                3,897
                                                                      -------------        -------------

         Total assets                                                 $     144,743        $      94,859
                                                                      =============        =============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Advances by mortgagors                                           $       4,008        $       2,238
     Accounts payable and accrued expenses                                      139                  636
     Advances under repurchase agreements                                    94,668               56,892
     Subordinated debt, net of debt discount
         of $472 and $510, respectively                                       3,528                3,490
     Notes payable                                                           27,404               17,848
                                                                      -------------        -------------

         Total liabilities                                                  129,747               81,104
                                                                      -------------        -------------

Minority interest                                                               252                  298
                                                                      -------------        -------------

Stockholders' equity:
     Preferred stock, no par value, 10,000,000 shares
         authorized; no shares issued and outstanding                            --                   --
     Common stock, no par value, 10,000,000 shares
         authorized; 1,576,818 shares issued and
         outstanding                                                         13,608               13,608
     Paid-in capital                                                            576                  533
     Retained earnings (deficit)                                                560                 (684)
                                                                      -------------        -------------

                    Total stockholders' equity                               14,744               13,457
                                                                      -------------        -------------

                    Total liabilities and stockholders'
                    equity                                            $     144,743        $      94,859
                                                                      =============        =============


The accompanying notes are an integral part of the financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                                   ----------




                                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                      MARCH 31,                             MARCH 31,
                                                               1999               1998                 1999           1998
                                                       ----------------------------------------------------------------------
                                                                          (In thousands, except share data)
REVENUES:                                              ----------------------------------------------------------------------
        Interest income                                $        2,617    $         423    $        4,735     $         739
        Mortgage origination and servicing fees                   201              168               553               167
        Unrealized gain on loans held for sale, net             1,150               --             2,400                --
        Gain on sale of loans                                     274               --               563                --
        Other income                                               46               40                92                41
                                                       --------------    -------------    --------------     -------------
                Total revenues                                  4,288              631             8,343               947
                                                       --------------    -------------    --------------     -------------

COSTS AND EXPENSES:
        Interest expense                                        1,841              135             3,541              286
        Provision for credit losses                                63               30               160               51
        General and administrative                                899              240             1,459              328
        Other operating expenses                                  737               46             1,361               68
                                                       --------------    -------------    --------------     ------------
                Total costs and expenses                        3,540              451             6,521              733
                                                       --------------    -------------    --------------     ------------

                Income before income taxes                        748              180             1,822              214

Provision for income taxes                                        268               60               577               72
                                                       --------------    -------------    --------------     ------------


        Net income                                     $          480    $         120    $        1,245     $        142
                                                       ==============    =============    ==============     ============

Weighted average common shares outstanding:
           Basic                                            1,576,818        1,379,545         1,576,818          969,500
                                                       ==============    =============    ==============     ============

           Diluted                                          1,862,578        1,548,595         1,821,361        1,092,108
                                                       ==============    =============    ==============     ============

Earnings per share:
           Basic                                       $        0.30     $       0.09    $         0.79     $       0.15
                                                       ==============    =============    ==============     ============

           Diluted                                     $        0.26     $       0.08    $         0.68     $       0.13
                                                       ==============    =============    ==============    =============



The accompanying notes are an integral part of the financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                                   ----------





                                                                                         SIX MONTHS ENDED
                                                                                             MARCH 31,
                                                                                    1999                    1998
                                                                            ----------------------------------------
                                                                                          (In thousands)
Cash flows from operating activities:
    Net income                                                               $         1,245          $         142
    Adjustments to reconcile net income to net
          cash used for operating activities:
       Unrealized gain on loans held for sale, net                                    (2,400)                    --
       Provision for credit losses                                                       160                     52
       Depreciation and amortization                                                     461                     90
       Originations of loans held for sale                                           (58,656)               (10,661)
       Principal collections on loans held for sale                                    1,411                    703
       Proceeds from sale of loans held for sale                                      11,211                     --
       Gain on sale of loans                                                            (563)                    --
       Increase in other assets                                                       (3,583)                (2,911)
       Increase in other liabilities                                                   2,683                  1,404
                                                                            ----------------       ----------------

               Net cash used for operating activities                                (48,031)               (11,181)
                                                                            ----------------       ----------------

Cash flows from investing activities:
    Capital expenditures                                                                (254)                    --
                                                                            ----------------       ----------------
               Net cash used in investing activities                                    (254)                    --
                                                                            ----------------       ----------------

Cash flows from financing activities:
    Issuance of common stock                                                              --                 13,618
    Proceeds from issuance of subordinated debt,
          and related warrants                                                            --                  4,000
    Advances under repurchase agreements                                              46,092                     --
    Repayment of advances under repurchase agreements                                 (8,316)                    --
    Proceeds from notes payable                                                       43,683                  3,541
    Repayment of notes payable                                                       (35,153)                (9,748)
                                                                            ----------------       ----------------

               Net cash provided by financing activities                              46,306                 11,411
                                                                            ----------------       ----------------

Net change in cash and cash equivalents                                               (1,979)                   231

Cash and cash equivalents, beginning of period                                         1,979                     --
                                                                            ----------------       ----------------

Cash and cash equivalents, end of period                                    $             --       $            231
                                                                            ================       ================





The accompanying notes are an integral part of the financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------



1. BASIS OF PRESENTATION:

   The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly Bingham Financial Services Corporation's ("the Company") financial condition and results of operations on a basis consistent with that of the Company's prior audited consolidated financial statements. Pursuant to rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunctions with the audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.


2. EARNINGS PER SHARE:

   Basic earnings per share is calculated by dividing net income by the average number of shares outstanding during the applicable period.

   The Company has issued warrants, stock options and restricted stock awards which are considered to be potentially dilutive to common stock. Diluted earnings per share is calculated by dividing net income by the average number of shares outstanding during the applicable period adjusted for these potentially dilutive warrants, options and stock awards.

   The following table sets forth the computation of per share earnings and illustrates the dilutive effect of warrants, options and stock awards outstanding:


                                                                  Three months ended March 31,
                                              -----------------------------------------------------------------
                                                            1999                               1998
                                              -----------------------------------------------------------------
                                                            (In thousands, except earnings per share)
                                                                  Earnings                          Earnings
                                                   Shares         per share             Shares      per share
                                              -----------------------------------------------------------------
                Basic EPS                           1,577         $  0.30               1,380       $   0.09
                Net dilutive effect of:
                    Options and awards                 44           (0.01)                 21              -
                    Warrants                          243           (0.03)                148          (0.01)
                                              -----------------------------------------------------------------
                Diluted EPS                         1,864        $   0.26               1,549       $   0.08
                                              =================================================================



                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------



                                                                  Six months ended March 31,
                                              ------------------------------------------------------------------
                                                         1999                                 1998
                                              ------------------------------------------------------------------
                                                           (In thousands, except earnings per share)
                                                                  Earnings                          Earnings
                                                   Shares         per share             Shares      per share
                                              ------------------------------------------------------------------
                Basic                               1,577         $   0.79               970        $    0.15
                Net dilutive effect of:
                    Options and awards                 34            (0.02)               15                -
                    Warrants                          210            (0.09)              107            (0.02)
                                              ------------------------------------------------------------------
                Diluted EPS                         1,821         $   0.68             1,092        $    0.13
                                              ==================================================================


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


   Changes in allowance for loan losses are summarized as follows:


                                          Three months ended March 31,             Six months ended March 31,
                                              1999            1998                   1999              1998
                                          ----------------------------             --------------------------
                                                                     (In thousands)
   Balance at beginning of period          $   248          $     79                $   185         $    58
   Provision for loan losses                    63                30                    160              51
   Net losses                                  (27)                -                    (61)              -
                                           -------------------------                -----------------------

        Balance at end of period           $   284          $    109                $   284         $   109
                                           =========================                =======================

4. DEBT:

   At the time of its initial public offering in November 1997 the Company entered into a subordinated debt facility with Sun Communities ("Sun"). The facility consisted of a $4.0 million term loan and a five-year revolving line of credit for up to $6.0 million. In accordance with the subordinated debt loan agreement the Company has issued detachable warrants to Sun covering 400,000 shares of common stock at a price of $10 per warrant share. The detachable warrants have a term of seven years and may be exercised at any time after the fourth anniversary of issuance. In March 1998 Sun provided a line of credit of up to $12.0 million payable upon demand and in March 1999 they provided an additional line of credit of up to $10.0 million also payable upon demand.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

   In March 1998 the Company's commercial mortgage subsidiary entered into a one-year master repurchase agreement with a lender to finance up to $150 million of fixed rate commercial loans collateralized by real estate. In September 1998 that agreement was amended and restated to include manufactured home and floor plan loans. The borrowing limit was also increased to $250 million. The loans are financed at 85- 92% of the then current face value, depending on the asset class and certain concentration constraints. The repurchase transactions are for 30 days and may be rolled over for up to nine months. In March 1999 the Company amended the master repurchase agreement reducing the borrowing limit to $100 million. This will allow the Company to reduce its overall committed facility costs and accommodates the Company's strategy of reducing the holding time of the loan portfolio. The borrowing limit can be increased with the consent of both parties should the need arise.

   At March 31, 1999 and September 30, 1998 debt outstanding was as follows:



                                                                     March 31                September 30
                                                                     ------------------------------------
                                                                       1999                     1998
           ----------------------------------------------------------------------------------------------
                                                                              (In thousands)
            Loans sold under agreements to repurchase...........     $ 94,668                  $ 56,900
            Revolving line of credit............................       27,404                    17,800
            Term loan, net of discount..........................        3,528                     3,500
                                                                     --------                  --------
                                                                     $125,600                  $ 78,200
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



                                                           Three months ended       Six months ended
                                                              March 31, 1998         March 31,1998
                                                           ------------------------------------------
                                                            (In thousands, except earnings per share)
   Revenues                                                   $      949                $    2,815
   Income (loss) before income taxes                                 (66)                      384
   Net income (loss)                                                 (43)                      253
   Basic and diluted earnings (loss) per share                $    (0.03)               $     0.32


6. FINANCIAL INSTRUMENTS:

The Company hedges a portion of its commercial mortgage loan portfolio as part of its interest rate risk management strategy and as a condition of the related repurchase agreement, which finances the portfolio. The Company hedges the interest rate risk on its portfolio by entering into forward sales of U.S. Treasury Securities. The Company classifies these forward sales as hedges on specific loan receivables. Any gross unrealized gains or losses on these forward sales are an adjustment to the basis of the mortgage loan portfolio and are used in the lower of cost or market valuation to establish a valuation allowance.

   The following table identifies the gross unrealized gains/losses of the forward sales as of March 31, 1999 and September 30, 1998:



                                       March 31, 1999     September 30, 1998
                                      Gross Unrealized      Gross Unrealized
   Security Description                     Gains                Losses
   --------------------------------------------------------------------------
                                               (Dollars in thousands)
   U.S. Treasury 6.125% - 8/07           $    47              $  (2,019)
   U.S. Treasury 6.375% - 8/27                85                   (294)
   U.S. Treasury 5.500% - 2/08               388                 (1,649)
   U.S. Treasury 5.625% - 5/08                65                   (321)
   U.S. Treasury 4.75% - 11/08                25                      -
                                      =======================================
                                         $   610              $  (4,283)
                                      =======================================


                     BINGHAM FINANCIAL SERVICES CORPORATION
                                   ----------


    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis provides information on material factors affecting the Company's results of operations and significant balance sheet changes. This discussion should be read in conjunction with the consolidated financial statements and notes included herein and the 1998 Form 10-K of Bingham Financial. Results of operations for the three-month and six-month periods presented are not necessarily indicative of results, which may be expected for the entire year.

    RESULTS OF OPERATIONS

    The Company reported net income of $480,000 for the quarter ended March 31, 1999 compared to net income of $120,000 in the quarter ended March 31, 1998. The increase in net income is due primarily to a significant increase in interest income of $2.2 million, gain on sale of loans of $274,000 and a recovery of $1.2 million related to the valuation of the loan portfolio. These increases in income were partially offset by increases in interest expense of $1.7 million and operating expenses of $1.3 million.

    Net income for the six months ended March 31, 1999 was $1.2 million versus net income of $142,000 for the six months ended March 31, 1998. The primary reasons for the increased income were the increase in interest income of $4.0 million, a recovery of $2.4 million related to the valuation of the loan portfolio and an increase in gain on loan sales of $563,000. Offsetting the increases in income were increases in interest expense of $3.3 million and operating expenses of $2.4 million.

    Interest income earned on the manufactured home and commercial mortgage loan portfolios increased to $2.6 million for the quarter ended March 31, 1999 from $423,000 for the comparable quarter in 1998. The increase was due to increased origination volume in the manufactured home loan portfolio and the addition of a commercial mortgage loan portfolio through the acquisition of Bloomfield Acceptance Company in March 1998. Bloomfield Acceptance is an originator of primarily fixed rate loans collateralized by mortgages on commercial real estate.

    Similarly, interest income for the six months ended March 31, 1999 increased to $4.7 million as compared to $739,000 for the six months ended March 31, 1998. The same factors that accounted for the increase in the second quarter were also present in the year-to-date increases. The commercial mortgage loan portfolio was also earning interest for the entire six-month period in 1999 whereas there were no commercial mortgage loans in the Company's portfolio at March 31, 1998.

    Interest expense increased to $1.8 million in the second quarter of fiscal 1999 as compared to $135,000 in the second quarter of fiscal 1998. The large increase is due to the substantial increase in borrowings to fund originations of manufactured home loans and commercial mortgage loans held for sale net of a decrease in the Company's average borrowing rate. As with the interest income increase the borrowings to fund the commercial mortgage loan portfolio were present for the entire three month period in 1999 versus no borrowings on that portfolio in 1998.

    Interest expense for the six-month period ended March 31, 1999 increased to $3.5 million from $286,000 for the comparable six months in the previous year. As with the quarterly period an increase in total borrowings net of a decrease in the average borrowing rate accounted for the differences in the comparable periods.


    Net interest margin which is net interest income divided by the average outstanding balance of

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                   ----------



interest earning assets has decreased to 2.55% and 2.21% for the quarter and six months ended March 31, 1999 as compared to 7.03% and 6.45% for the comparable quarter and six months ended March 31, 1998. This is primarily due to the addition of the commercial mortgage loans which represent approximately 77% of the loan portfolio and have a lower weighted average interest rate.

The following table sets forth the extent to which the Company's net interest income has been affected by changes in average interest rates and average balances of interest-earning assets and interest bearing liabilities.


                                                 Three months ended March 31, 1999 and 1998
                                    ----------------------------------------------------------------------------------------
                                     Average Balance      Average Rate        Interest        Increase   Variance due to:
                                    -------------------------------------------------------
                                      1999     1998      1999     1998     1999      1998    (Decrease)   Volume    Rate
                                    ----------------------------------------------------------------------------------------
    Interest-earning assets:
       Loans                        $122,872  $ 16,329   8.52%   10.36%   $ 2,617    $ 423    $ 2,194    $ 2,759  $ (565)
       Cash and equivalents            4,367         -   3.32%        -        36        -         36         36       -
                                    --------------------------------------------------------------------------------------
                                     127,239    16,329   8.34%   10.36%     2,653      423      2,230      2,795    (565)
                                    --------------------------------------------------------------------------------------

    Interest-bearing Liabilities
       Term loan                       4,000     4,000  11.68%   11.68%       117      117          -          -       -


       Revolving line of credit       21,014     1,333   6.54%    8.36%       344       19        325        420     (95)
       Loans sold under repurchase    92,878         -   5.95%       -      1,381        -      1,381      1,381       -
                                    --------------------------------------------------------------------------------------
                                     117,892     5,333   6.25%   10.20%     1,842      136      1,706      1,801     (95)
                                    --------------------------------------------------------------------------------------

    Interest rate spread                                 2.09%     .16%
    Excess average earning assets   $  9,347  $ 10,996   8.34%   10.36%
                                    ====================================
    Net interest margin                                  2.55%    7.03%   $   811    $ 287    $   524    $   994  $ (470)
                                                        ==================================================================





                                                 Six months ended March 31, 1999 and 1998
                                    ----------------------------------------------------------------------------------------
                                     Average Balance     Average Rate        Interest        Increase    Variance due to:
                                    -------------------------------------------------------
                                      1999     1998     1999     1998     1999      1998    (Decrease)    Volume     Rate
                                    ----------------------------------------------------------------------------------------
    Interest-earning assets:
       Loans                        $110,211 $ 14,012   8.59%   10.55%   $ 4,735    $ 739      $ 3,996    $ 5,075   $(1,079)

       Cash and equivalents            4,349       -    3.42%       -         73        -           73         73         -
                                    ----------------------------------------------------------------------------------------

                                     114,560   14,012   8.39%   10.55%     4,808      739        4,069      5,148    (1,079)
                                    ----------------------------------------------------------------------------------------

    Interest-bearing Liabilities
       Term loan                       4,000    3,000  11.68%   11.04%       234      166           68         55        13

       Revolving line of credit       20,638    3,313   7.32%    8.11%       756      121          635      1,553      (918)

       Loans sold under repurchase    80,838        -   6.31%       -      2,551        -        2,551      2,551         -
                                    ----------------------------------------------------------------------------------------
                                     105,476    6,313   6.71%    9.09%     3,541      287        3,254      4,159      (905)
                                    ----------------------------------------------------------------------------------------

    Interest rate spread                                1.68%    1.46%
    Excess average earning assets   $  9,084 $  7,699   8.39%   10.55%
                                    ====================================
    Net interest margin                                 2.21%    6.45%   $ 1,267    $ 452      $  815     $   989   $  (174)
                                                       =====================================================================

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                   ----------


    Mortgage origination and servicing fees are related to the commercial mortgage loans placed with outside investors and with the servicing retained by Bloomfield servicing. Placement fees for the quarter ended March 31, 1999 totaled approximately $128,000 on commercial mortgage loans placed with investors of $12.1 million compared to placement fees of $138,000 on loans placed with investors of $19.7 million for the quarter ended March 31, 1998. For the six months ended loan placement fees were $407,000 on loans placed with investors of $36.6 million. Loans placed with investors and the corresponding loan placement fees for the six month period ended March 31, 1998 are the same as the quarter ended March 31, 1998 as Bloomfield Acceptance was acquired in March 1998.

    Servicing fees collected by Bloomfield Servicing on the current retained servicing portfolio were $73,000 for the quarter versus $29,000 for the comparable quarter in 1998. For the six months ended March 31, 1999 servicing fees collected were $146,000 as compared to $29,000 for the same six-month period in the previous year. Servicing fees for the six month period ended March 31, 1998 are the same as the quarter ended March 31, 1998 as Bloomfield Servicing was acquired in March 1998.

    A recovery of $1.15 million related to the valuation of the loan portfolio and related hedge positions was recognized for the quarter ended March 31, 1999 and $2.4 million for the six month period. The hedge positions are used by management in an attempt to mitigate the risk of loss arising from adverse changes in market prices and interest rates associated with the fixed rate loans in the commercial mortgage loan portfolio. There are no comparable gains or losses on valuations of the loan portfolio and hedge positions for the quarter ended March 31, 1998.

    Gain on sale of loans represents the difference between the proceeds from sale and the allocated carrying cost of the loans sold. The gain is also net of required reserves for the potential refund of any premium paid for loans that prepay in the first twelve months after the date of the sale. The Company sold approximately $5.4 million in manufactured home loans in one bulk sale and recorded a gain on sale of loans of $274,000 for the three months ended March 31, 1999. There were no loan sales in the comparable quarter of the previous year.

    For the six months ended March 31, 1999 the Company has sold approximately $10.4 million of manufactured home loans and recognized gains on loan sales of $563,000. There were no loan sales in the comparable six-month period of 1998.

    A provision for credit losses is charged to income in amounts sufficient to maintain an allowance level estimated to cover losses from liquidating manufactured home loans. The allowance level is determined based on a formal review of the size and quality of the manufactured home loan portfolio in conjunction with the current market and prevailing economic conditions.

    The Company recorded a provision for credit losses of $63,000 and $30,000 for the three-month periods ended March 31, 1999 and 1998 respectively. The increase was due to the increase in the size of the manufactured home loan portfolio. For the six-month periods ended March 31, 1999 and 1998 provision for credit losses was $160,000 and $51,000 respectively.

    General and administrative expenses and other operating expenses have increased in recent periods as a result of the expansion of the manufactured home lending operations and the acquisition of the Bloomfield Acceptance Company and Bloomfield Servicing Company. The largest increase has been in personnel costs that were $971,000 and $214,000 for three months ended March 31, 1999 and 1998 respectively. For the six months ended March 31, 1999 and 1998 personnel costs have been $1.5 million and $227,000 respectively.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                   ----------


    LIQUIDITY AND CAPITAL RESOURCES

    Liquidity represents the ability to meet financial obligations when due. The Company expects to meet its short-term liquidity requirements through working capital provided by operating activities. The Company expects to meet its long term liquidity requirements through a combination of additional equity offerings, draws on its revolving lines of credit, advances under its master repurchase agreement, whole loan sales and possible future periodic securitizations of its loan portfolio.

    Total borrowings increased $47.4 million during the period to $125.6 million at March 31, 1999. The increased borrowings were primarily for the funding of new loan originations. The increased borrowings are net of approximately $11.0 million in proceeds from loan sales used to repay revolving lines of credit.

    Loans Receivable

    Net loans receivable increased $49.9 million to $136.0 million at March 31, 1999. Commercial mortgage loans originated and held for sale were $40.9 million and manufactured home loan originations were $19.5 million for the period. New loan originations were partially offset by sales of $10.4 million of manufactured home loans.

    The following table sets forth the average loan balance, weighted average loan yield and weighted average initial term of the loan portfolio:


                                                                    March 31, 1999
                                                        -------------------------------------
                                                        Manufactured               Commercial
                                                            Home                     Loans
    -----------------------------------------------------------------------------------------

                                                                (Dollars in Thousands)
    Principal balance loans receivable, net             $   31,181                $  104,820
    Number of loans........................                  1,106                        27
    Average loan balance...................             $       28                $    3,882
    Weighted average loan yield............                   10.9%                      7.7%
    Weighted average initial term..........               22 years                10.6 years


    Delinquency statistics at March 31,1999 for the manufactured home loan portfolio are as follows:


                                     Number of                              Greater
                                      Loans          31-60       61-90      Than 90         Total
    --------------------------------------------------------------------------------------------------
    Manufactured home loans             1,106          2.0%        0.3%        4.2%           6.5%
    Manufactured home loans
      sold with full recourse             782          1.3%        0.0%        0.4%           1.7%
                                ----------------------------------------------------------------------
                                        1,888          1.7%        0.2%        2.6%           4.5%
                                ======================================================================


                                  Gross Principal                           Greater
                                      Balance         31-60      61-90      than 90        Total
    --------------------------------------------------------------------------------------------------
                                                           (Dollars in thousands)
    Manufactured home loans           $  31,215        2.0%        0.1%        4.1%          6.2%
    Manufactured home loans
      sold with full recourse            19,893        1.6%        0.0%        0.2%          1.8%
                                ----------------------------------------------------------------------
                                      $  51,108        1.8%        0.1%        0.2%          2.1%
                                ======================================================================


    There were no delinquent commercial mortgage loans at March 31, 1999.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                   ----------


    Year 2000 Readiness

    Some computers, software, and other equipment include a programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. In 1998 the Company initiated a corporate wide program designed to ensure that all critical computer programs function properly in the year 2000. The Company is also analyzing and working with vendors and other external businesses to identify and avoid any year 2000 problems related to the software or services they provide.

    The first phase of the Company's year 2000 project is complete. It involved an assessment of the internal and external critical systems and hardware that could be affected by the year 2000 problem and the current compliant status of the system or hardware.

    In phase II of the project the MIS staff developed solutions or implemented vendor provided solutions to remedy all year 2000 non-compliant issues including non-information technology systems. All internal critical systems that required a year 2000 update provided by a vendor have been corrected. To date there have been no systems that required complete replacement. All non-compliant hardware has been replaced. Any new systems or hardware to be acquired are verified to be year 2000 compliant. Phase II also includes testing of updated systems and hardware for compliance. This portion of the project is on going and was originally scheduled to be completed by the second quarter of 1999. Some testing needs to be completed on the Company's servicing and origination systems. At this time the Company has received very specific statements of compliance on both systems.

    The Company continues to obtain statements of compliance from its external vendors and business relationships to verify that they are year 2000 compliant. This part of phase II was also expected to be completed by the second quarter of 1999. While the Company has received statements of compliance from the majority of its outside vendors it has not received all statements requested. Bingham will continue to obtain the necessary statements of compliance from vendors and outside business relationships that it has defined as critical.

    Year 2000 compliance costs to date have totaled approximately $25,000. The majority of the cost is estimated MIS personnel expense required for identifying, testing and where necessary updating critical systems. The cost also includes the replacement of some non-compliant hardware. The Company currently estimates the total costs of the year 2000 project will not be material to its financial position or results of operations.

    The impact of year 2000 issues depends not only on the corrective actions the Company takes, but also on the way these issues are handled by businesses, governmental agencies and other third parties that provide data, services and utilities to us. While the Company is in the process of testing and correcting identified year 2000 problems, these procedures are limited to matters over which we are reasonably able to exercise control. The Company's ability to achieve year 2000 readiness and the level of incremental costs associated with it could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendor's ability to modify proprietary software and unanticipated problems identified in the on going compliance review.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                   ----------

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

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                   ----------

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




                                                                            Maturity
                                                 --------------------------------------------------------
                                                 0 to 3     4 to 12     1 to 5      Over 5
                                                  Months     Months     Years       Years        Total
    -----------------------------------------------------------------------------------------------------
                                                                     (In thousands)

    Cash and equivalents.....................   $    -    $      -   $       -     $      -     $      -
    Restricted cash..........................    1,004       3,012           -            -        4,016
    Loans receivable.........................    1,048       4,664      23,203      107,050      135,965
    Other assets.............................      934       1,660         587        1,580        4,761
                                                =========================================================
            TOTAL ASSETS                        $2,986    $  9,336   $  23,790     $108,630     $144,742
                                                =========================================================

    Advances by mortgagors...................   $1,002    $  3,005   $       -     $      -     $  4,007
    Accounts payable and accrued expenses....      245         105          54         (265)         139
    Advances under repurchase agreement......      241      94,427                                94,668
    Subordinated debt........................      (19)        (57)      3,604            -        3,528
    Notes Payable............................        -           -       6,000       21,404       27,404
    Other liabilities........................        -           -           -          252          252
                                                ---------------------------------------------------------
            TOTAL LIABILITIES                    1,469      97,480       9,658       21,391      129,998
                                                ---------------------------------------------------------

    Common stock.............................        -           -           -       13,608       13,608
    Paid-in-capital..........................        -           -           -          576          576
    Retained earnings........................        -           -           -          560          560
                                               ==========================================================
            TOTAL LIABILITIES AND EQUITY        $1,469    $ 97,480   $   9,658     $ 36,135     $144,742
                                               ==========================================================

    Reprice difference.......................   $1,517    $(88,144)  $  14,132     $ 72,495
    Cumulative gap...........................   $1,517    $(86,627)  $ (72,495)    $      -
    Percent of total assets..................     1.05%     (59.85%)    (50.09%)          -



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

    The Company also manages interest rate risk through the use of forward sales of U.S. Treasury securities to hedge the fixed rate loans in the commercial loan portfolio. In a forward sale the Company has agreed to sell a Treasury security at a future date with a predetermined price. If interest

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                   ----------


    rates on Treasury Securities drop, the price to the Company to purchase the security in order to meet its settlement obligation will have risen, and thus the Company will have suffered an unrealized loss on the hedge transaction. Conversely, if interest rates rise, the price to the Company to purchase Treasury Securities will have fallen and there will be an unrealized gain. The unrealized gain or loss on the hedge transaction should be offset by the decrease or increase in value of the underlying hedged loans since they are fixed rate loans that have an annual interest rate equal to a spread over U.S. Treasuries. The Company uses these instruments in an attempt to reduce risk by essentially creating offsetting market exposures.

    The following table shows the Company's financial instruments and derivative instruments that are sensitive to changes in interest rates, categorized by expected maturity and the instruments' fair values at March 31, 1999.


                                                                       Contractual Maturity
                                            ----------------------------------------------------------------------------------------
                                                                                                                           Total
                                               1999         2000        2001         2002         2003     Thereafter   Fair Value
                                            ----------------------------------------------------------------------------------------
    Interest sensitive assets:
       Loans receivable                        $  1,339    $   4,651    $ 16,477      $  1,182     $ 1,301    $ 111,534   $ 136,484
       Average interest rate                       8.33%        8.50%       8.70%         8.33%       8.33%        8.33%       8.33%

       Interest bearing deposits                  4,016            -           -             -           -            -       4,016
       Average interest rates                      3.42%           -           -             -           -            -        3.42%

       Forward sales of U.S. Treasury
         securities                                   -            -           -             -           -       58,857      58,857
       Average interest rate                          -            -           -             -           -         5.38        5.38%

                                            ========================================================================================
    Total interest sensitive assets            $  5.355    $   4,651    $ 16,477      $  1,182     $ 1,301    $ 170,391   $ 199,357
                                            ========================================================================================

    Interest sensitive liabilities:
      Borrowings:
       Advances under repurchase agreements    $ 79,875     $ 14,793    $      -      $      -     $     -    $       -   $  94,668
       Average interest rate                       6.31%        6.31%          -             -           -            -        6.31%

       Subordinated debt, net of discount             -            -           -             -           -        3,528       3,528
       Average interest rate                          -            -           -             -           -        11.68       11.68%

       Note payable                                   -            -           -             -       6,000       21,404      27,404
       Average interest rate                          -            -           -             -        9.25%        6.46%       7.10%
                                            ========================================================================================
    Total interest sensitive liabilities       $ 79,875    $  14,793    $      -      $      -     $ 6,000    $  24,932   $ 125,600
                                            ========================================================================================

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                   ----------



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

Dated: May 11, 1999



                               BINGHAM FINANCIAL SERVICES CORPORATION



                               BY: /s/  Jeffrey P. Jorissen
                                   ---------------------------------------------
                                        Jeffrey P. Jorissen
                                        President and Chief Financial Officer

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