Form 10-Q
period 1999-06-30
BINGHAM FINANCIAL SERVICES CORP
filed 1999-08-13
CIK 1044862

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



 |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

                                       OR

     | | Transition pursuant to Section 13 or 15(d) of the Securities Exchange
         Act of 1934



                         COMMISSION FILE NUMBER 0-23381


                     BINGHAM FINANCIAL SERVICES CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                Michigan                                38-3313951
        (State of Incorporation)            (I.R.S. Employer Identification No.)

         260 East Brown Street
              Suite 200                                  48009
         Birmingham, Michigan                          (Zip Code)
(Address of Principal Executive Offices)


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

       2,489,151 shares of Common Stock, no par value as of July 31, 1999

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                      INDEX

                                    ---------


                                                                                           PAGES
                                                                                           -----

PART I

Item 1. Financial Statements:

        Consolidated Balance Sheets as of June 30, 1999 and
                 September 30, 1998                                                           3

        Consolidated Statements of Operations for the Three Months and Nine
                 Months Ended June 30, 1999 and 1998                                          4

        Consolidated Statements of Cash Flows for the Nine Months Ended
                 June 30, 1999 and 1998                                                       5

        Notes to Consolidated Financial Statements                                          6-9


Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                      10-15

Item 3. Quantitative and Qualitative Disclosures About Market Risk                        16-17


PART II

        Item 1 Legal Proceedings                                                             18

        Item 6 (a) Exhibits Required by Item 601 of Regulation S-K                           18

        Signatures                                                                           19

        Exhibit Index                                                                        20

                     BINGHAM FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30 1999 AND SEPTEMBER 30, 1998

                                   ----------



                                                                           JUNE 30,             SEPTEMBER 30,
                                    ASSETS                                  1999                    1998
                                                                      ----------------        ----------------
                                                                          (In thousands, except share data)
                                                                         (Unaudited)
Cash and cash equivalents                                             $            632        $          1,979
Restricted cash                                                                  3,940                   2,253
Loans receivable, net                                                           71,277                  86,075
Property and equipment, net                                                        880                     655
Other assets                                                                     5,592                   3,897
                                                                      ----------------        ----------------

         Total assets                                                 $         82,321        $         94,859
                                                                      ================        ================

     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Advances by mortgagors                                           $          3,921        $          2,238
     Accounts payable and accrued expenses                                         239                     636
     Advances under repurchase agreements                                       36,287                  56,892
     Subordinated debt, net of debt discount
         of $452 and $510, respectively                                          3,548                   3,490
     Notes payable                                                              11,022                  17,848
                                                                      ----------------        ----------------

         Total liabilities                                                      55,017                  81,104
                                                                      ----------------        ----------------

Minority interest                                                                  234                    298
                                                                      ----------------        ----------------
Stockholders' equity:
     Preferred stock, no par value, 10,000,000 shares
         authorized; no shares issued and outstanding                               --                      --
     Common stock, no par value, 10,000,000 shares
         authorized; 2,422,154 and 1,576,818 shares issued
         and outstanding at June and Sept., respectively                        25,634                  13,608
     Paid-in capital                                                               572                     533
     Retained earnings (deficit)                                                   864                    (684)
                                                                      ----------------        ----------------

                    Total stockholders' equity                                  27,070                  13,457
                                                                      ----------------        ----------------
                    Total liabilities and stockholders'
                    equity                                            $         82,321        $         94,859
                                                                      ================        ================



    The accompanying notes are an integral part of the financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
        FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1999 AND 1998

                                   ----------



                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                     JUNE 30,                           JUNE 30,
                                                              1999             1998                1999         1998
                                                       -------------------------------        -------------------------
REVENUES:                                                         (In thousands, except earnings per share)
                                                       -------------------------------        -------------------------
        Interest income                                     $ 2,521          $   819          $ 7,256         $ 1,535
        Mortgage origination and servicing fees                 888              973            1,441           1,112
        Sale of mortgage servicing rights                        --              324               --             324
        Gain on sale of loans                                 1,126               --            4,089              --
        Other income                                             58               70              150             161
                                                            -------          -------          -------         -------
                Total revenues                                4,593            2,186           12,936           3,132
                                                            -------          -------          -------         -------

COSTS AND EXPENSES:
        Interest expense                                      1,953              405            5,494             692
        Provision for credit losses                              72               42              232              92
        General and administrative                            1,259              463            2,719             791
        Other operating expenses                                845              616            2,205             683
                                                            -------          -------          -------         -------
                Total costs and expenses                      4,129            1,526           10,650           2,258
                                                            -------          -------          -------         -------

                Income before income taxes                      464              660            2,286             874

Provision for income taxes                                      160              225              737             297
                                                            -------          -------          -------         -------

        Net income                                          $   304          $   435          $ 1,549         $   577
                                                            =======          =======          =======         =======

Weighted average common shares outstanding:
        Basic                                                 2,167            1,577            1,773           1,170
                                                            =======          =======          =======         =======

        Diluted                                               2,373            1,948            1,991           1,404
                                                            =======          =======          =======         =======

Earnings per share:
        Basic                                               $  0.14          $  0.28          $  0.87         $  0.49
                                                            =======          =======          =======         =======

        Diluted                                             $  0.13          $  0.22          $  0.78         $  0.41
                                                            =======          =======          =======         =======




    The accompanying notes are an integral part of the financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998

                                   ----------


                                                                                            NINE MONTHS ENDED
                                                                                                JUNE 30,
                                                                                        1999                1998
                                                                                   ----------------------------------
                                                                                             (In thousands)
Cash flows from operating activities:
    Net income                                                                      $   1,549           $     577
    Adjustments to reconcile net income to net
          cash used for operating activities:
       Provision for credit losses                                                        232                  78
       Depreciation and amortization                                                      888                 156
       Originations of loans held for sale                                            (92,527)            (46,772)
       Principal collections on loans held for sale                                     2,390               1,342
       Proceeds from sale of loans held for sale                                      108,494                  --
       Gain on sale of investment securities                                               --                 (14)
       Gain on sale of loans                                                           (4,089)                 --
       Increase in other assets                                                        (4,193)             (2,391)
       Increase in other liabilities                                                    3,305               1,667
                                                                                    ---------           ---------

               Net cash provided by (used for) operating activities                    16,049             (45,357)
                                                                                    ---------           ---------

Cash flows from investing activities:
    Proceeds from the sale of investment securities                                        --                  71
    Capital expenditures                                                                 (297)                (27)
                                                                                    ---------           ---------

               Net cash provided by (used for) investing activities                      (297)                 44
                                                                                    ---------           ---------

Cash flows from financing activities:
    Issuance of common stock                                                           11,978              13,618
    Proceeds from issuance of subordinated debt,
          and related warrants                                                             --               4,000
    Advances under repurchase agreements                                               64,658              24,365
    Repayment of advances under repurchase agreements                                 (85,263)                 --
    Proceeds from notes payable                                                        68,630              15,225
    Repayment of notes payable                                                        (77,102)             (9,748)
                                                                                    ---------           ---------

               Net cash provided by (used for) financing activities                   (17,099)             47,460
                                                                                    ---------           ---------

Net change in cash and cash equivalents                                                (1,347)              2,147

Cash and cash equivalents, beginning of period                                          1,979                  --
                                                                                    ---------           ---------

Cash and cash equivalents, end of period                                            $     632           $   2,147
                                                                                    =========           =========



    The accompanying notes are an integral part of the financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------



1.  BASIS OF PRESENTATION:

    The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly Bingham Financial Services Corporation's ("the Company") financial condition and results of operations on a basis consistent with that of the Company's prior audited consolidated financial statements. Pursuant to rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.


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

    The following table sets forth the computation of per share earnings and illustrates the dilutive effect of warrants, options and stock awards outstanding:

                                                                Three months ended June 30,
                                              --------------------------------------------------------------
                                                       1999                                   1998
                                              --------------------------------------------------------------
                                                         (In thousands, except earnings per share)
                                                                Earnings                      Earnings
                                                 Shares         per share      Shares         per share
                                              --------------------------------------------------------------
    Basic EPS                                     2,167         $    0.14        1,577        $   0.28
    Net dilutive effect of:
        Options and awards                           25                 -           48           (0.01)

        Warrants                                    181             (0.01)         323           (0.05)
                                              --------------------------------------------------------------
                Diluted EPS                       2,373         $    0.13        1,948        $   0.22
                                              ==============================================================

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ---------


                                                                Nine months ended June 30,
                                              ------------------------------------------------------------------
                                                          1999                               1998
                                              ------------------------------------------------------------------
                                                             (In thousands, except earnings per share)
                                                                Earnings                       Earnings
                                                   Shares       per share         Shares       per share
                                              ------------------------------------------------------------------
                Basic EPS                            1,773       $  0.87            1,170        $    0.49

                Net dilutive effect of:
                    Options and awards                  28         (0.01)              29            (0.01)

                    Warrants                           190         (0.08)             205            (0.07)
                                              ------------------------------------------------------------------
                Diluted EPS                          1,991       $  0.78            1,404        $    0.41
                                              ==================================================================




3.  OTHER COMPREHENSIVE INCOME
    Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprensive Income," was adopted effective on June 30, 1999. SFAS establishes standards for reporting comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles have previously been reported as separate components of equity in the Company's consolidated financial statements.


    Net income                                                  $304,000
    Other comprehensive income net of tax:
      Unrealized gains on securities:
          Unrealized holding gains during period                  31,000
                                                                --------
    Comprehensive income                                        $335,000
                                                                ========




4. ALLOWANCE FOR LOAN LOSSES:

   The allowance for possible losses on loans is maintained at a level believed adequate by management to absorb potential losses from impaired loans as well as the remainder of the loan portfolio. The allowance for loan losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay and collateral values.


   Changes in allowance for loan losses are summarized as follows:




                                          Three months ended June 30,             Nine months ended June 30,
                                            1999            1998                    1999              1998
                                      ----------------------------------     ----------------------------------
                                                                        (In thousands)
   Balance at beginning of period        $   284          $   109               $   185           $     58
   Provision for loan losses                  72               42                   232                 92
   Net losses                                (86)             (15)                 (147)               (14)
                                      ----------------------------------     ----------------------------------
        Balance at end of period        $    270          $   136               $   270           $    136
                                      ==================================     ==================================

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ---------


5. DEBT:

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

   In March 1998 the Company's commercial mortgage subsidiary entered into a one-year master repurchase agreement with a lender to finance up to $150 million of fixed rate commercial loans collateralized by real estate. In September 1998 that agreement was amended and restated to include manufactured home and floor plan loans. The borrowing limit was also increased to $250 million. The loans are financed at 85% to 92% of the then current face value, depending on the asset class and certain concentration constraints. The repurchase transactions are for 30 days and may be rolled over for up to nine months. In March 1999 the Company amended the master repurchase agreement reducing the borrowing limit to $100 million. This will allow the Company to reduce its overall committed facility costs and accommodates the Company's strategy of reducing the holding time of the loan portfolio. The borrowing limit can be increased with the consent of both parties should the need arise.

   At June 30, 1999 and September 30, 1998 debt outstanding was as follows:


                                                                  June 30                    September 30
                                                                 ----------------------------------------
                                                                   1999                           1998
   ------------------------------------------------------------------------------------------------------
                                                                              (In thousands)
            Loans sold under agreements to repurchase            $    36,287                   $   56,892
            Revolving line of credit............                      11,022                       17,848
            Term loan, net of discount..........                       3,548                        3,490
                                                                 -----------                   ----------
                                                                 $    50,857                   $   78,230
                                                                 ===========                   ==========


6. FINANCIAL INSTRUMENTS:

The Company hedges a portion of its commercial mortgage loan portfolio as part of its interest rate risk management strategy and as a condition of the related repurchase agreement, which finances the portfolio. The Company hedges the interest rate risk on its portfolio by entering into forward sales of U.S. Treasury Securities and U.S. Treasury rate locks. The Company classifies these forward sales and rate locks as hedges on specific loan receivables. Any gross unrealized gains or losses on these hedge positions are an adjustment to the basis of the mortgage loan portfolio and are used in the lower of cost or market valuation to establish a valuation allowance.

   The following table identifies the gross unrealized gains/losses of the forward sales and rate locks as of June 30, 1999 and September 30, 1998:

                                             June 30, 1999         September 30, 1998
                                           Gross Unrealized         Gross Unrealized
   Security Description                      Gains (Losses)              Losses
   -------------------------------------------------------------------------------------


                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                              -------------
                                          (Dollars in thousands)
   TREASURY RATE LOCKS:
       U.S. Treasury 4.750% - 11/08       $    112      $    --

       U.S. Treasury 5.625% - 5/08             102           --

       U.S. Treasury 5.500% - 5/09              (1)          --

   FORWARD SALES:
       U.S. Treasury 6.125% - 8/07              --       (2,019)

       U.S. Treasury 6.375% - 8/27              --         (294)

       U.S. Treasury 5.500% - 2/08              --       (1,649)

       U.S. Treasury 5.625% - 5/08              --         (321)

                                       ----------------------------
                                          $    213      $(4,283)
                                       ============================


                     BINGHAM FINANCIAL SERVICES CORPORATION

                                   ----------


    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis provides information on material factors affecting the Company's results of operations and significant balance sheet changes. This discussion should be read in conjunction with the consolidated financial statements and notes included herein and the 1998 Form 10-K of Bingham Financial. Results of operations for the three-month and nine-month periods presented are not necessarily indicative of results which may be expected for the entire year.

    RESULTS OF OPERATIONS

    The Company reported net income of $304,000 for the quarter ended June 30, 1999 compared to net income of $435,000 in the quarter ended June 30, 1998. The decrease in net income is due primarily to an increase in general and administrative expenses and other operating expenses of approximately $1.2 million. The significant increase in general and administrative expenses is the result of the continued growth in the size of the Company to approximately 70 fulltime employees at June 30, 1999. The large increase in general operating expenses was offset by $1.1 million increase in gain on loan sales.

    Net income for the nine months ended June 30, 1999 was $1.5 million versus net income of $577,000 for the nine months ended June 30, 1998. The primary reasons for the increased income were the increase in net interest income of $900,000 and an increase in gain on loan sales of approximately $4.1 million. Offsetting the increases in income were increases in general and administrative expenses and other operating expenses of $3.5 million.

    Interest income earned on the manufactured home and commercial mortgage loan portfolios increased to $2.5 million for the quarter ended June 30, 1999 from $819,000 for the comparable quarter in 1998. The increase was due to significant increase in origination volume in manufactured home and commercial mortgage loans.

    Similarly, interest income for the nine months ended June 30, 1999 increased to $7.3 million as compared to $1.5 million for the nine months ended June 30, 1998. The same factors that accounted for the increase in the third quarter were also present in the year-to-date increases. The average balance of the loan portfolio held for sale increased approximately $97 million for the nine months ended June 30, 1999 versus the nine months ended June 30, 1998

    Interest expense increased to approximately $2.0 million in the third quarter of fiscal 1999 as compared to $405,000 in the third quarter of fiscal 1998. The large increase is due to the substantial increase in borrowings to fund originations of manufactured home loans and commercial mortgage loans held for sale net of a decrease in the Company's average borrowing rate.

    Interest expense for the nine-month period ended June 30, 1999 increased to $5.5 million from $692,000 for the comparable nine months in the previous year. As with the quarterly period, an increase in total borrowings net of a decrease in the average borrowing rate accounted for the differences in the comparable periods.

    Net interest margin, which is net interest income divided by the average outstanding balance of interest earning assets, has decreased to 1.75% for the quarter ended June 30, 1999 as compared to 3.3% for the quarter ended June 30, 1998. This is primarily due to the increase in average outstanding balance of commercial mortgage loans, which represent approximately 71% of the loan portfolio and have a lower weighted average interest rate.

                     BINGHAM FINANCIAL SERVICES CORPORATION

                                   -----------


The following table sets forth the extent to which the Company's net interest income has been affected by changes in average interest rates and average balances of interest-earning assets and interest bearing liabilities.

                                                              Three months ended June 30, 1999 and 1998
                                    ---------------------------------------------------------------------------------------
                                     Average Balance      Average Rate      Interest       Increase      Variance due to:
                                    ----------------------------------------------------
                                      1999     1998     1999     1998     1999      1998  (Decrease)     Volume     Rate
                                    ---------------------------------------------------------------------------------------
    Interest-earning assets:
       Loans                        $133,054    34,580   7.58%    9.47%   $ 2,521    $ 819      $ 1,702    $ 2,331  $ (629)
       Cash and equivalents            4,471     3,833   2.83%    2.63%        32       25            7          4       3
                                    ---------------------------------------------------------------------------------------
                                     137,525    38,413   7.43%    8.79%     2,553      844        1,709      2,335    (626)
                                    ---------------------------------------------------------------------------------------

    Interest-bearing Liabilities
       Term loan                       4,000     4,000  11.68%   11.68%       117      117            -          -       -
       Revolving line of credit       22,406     9,999   7.61%    6.68%       426      167          259        207      52
       Loans sold under repurchase    91,471    14,371   6.17%    6.76%     1,410      121        1,289      1,425    (136)
                                    ---------------------------------------------------------------------------------------
                                     117,877    28,370   6.63%    7.43%     1,953      405        1,548      1,632     (84)
                                    ---------------------------------------------------------------------------------------

    Interest rate spread                                  .80%    1.36%
    Excess average earning assets   $ 19,648   $10,043   7.43%    8.79%
                                    ====================================
    Net interest margin                                  1.75%    3.30%   $   600    $ 439      $   161    $   703  $ (542)
                                                       ====================================================================


                                                            Nine months ended June 30, 1999 and 1998
                                    ---------------------------------------------------------------------------------------
                                     Average Balance       Average Rate      Interest       Increase     Variance due to:
                                    ----------------------------------------------------
                                      1999     1998     1999     1998     1999      1998    (Decrease)    Volume     Rate
                                    ----------------------------------------------------------------------------------------
    Interest-earning assets:
       Loans                        $117,825  $ 20,868   8.21%    9.81%   $ 7,256  $ 1,535      $ 5,721    $ 7,133  $(1,412)
       Cash and equivalents            4,390     2,994   2.25%    2.86%        74       29           45         65      (20)
                                    ----------------------------------------------------------------------------------------
                                     122,215    23,862   8.00%    8.94%     7,330    1,564        5,766      7,198   (1,432)
                                    ----------------------------------------------------------------------------------------

    Interest-bearing Liabilities
       Term loan                       4,000     3,333  11.68%   11.29%       350      282           68         57       11
       Revolving line of credit       21,228     5,542   6.81%    7.11%     1,084      263          821        773       48
       Loans sold under repurchase    84,382    14,371   6.26%    6.76%     3,962      121        3,841      4,158     (317)

                                    ----------------------------------------------------------------------------------------
                                     109,610    23,246   6.56%    7.50%     5,396      666        4,730      4,988     (258)
                                    ----------------------------------------------------------------------------------------

    Interest rate spread                                 1.43%    1.44%
    Excess average earning assets   $ 12,605  $    616   8.00%    8.94%
                                    ====================================
    Net interest margin                                  2.11%    1.63%   $ 1,934  $   898      $ 1,036    $ 2,210  $(1,174)
                                                       =====================================================================



    Mortgage origination fees are related to the commercial mortgage loans originated and placed with outside investors. Placement fees for the quarter ended June 30, 1999 totaled approximately $734,000 compared to placement fees of $904,000 for the quarter ended June 30, 1998. The slight decrease is due to more loans being originated and held for sale as opposed to immediately being placed with outside investors.

                     BINGHAM FINANCIAL SERVICES CORPORATION

                                 -------------


    For the nine months ended June 30, 1999 placement fees were $1.1 million versus $1.0 million for the comparable nine month period for the previous year even though the Company had only been originating commercial mortgage loans for four months of the nine month period in 1998. As with the quarter ended June 30, 1999 the Company has been originating more loans to hold for sale rather than immediately placing with outside investors.

    A recovery of $2.4 million related to the valuation of the loan portfolio and related hedge positions was recognized for the nine month period ended June 30, 1999. The hedge positions are used by management in an attempt to mitigate the risk of loss arising from adverse changes in market prices and interest rates associated with the fixed rate loans in the commercial mortgage loan portfolio. There are no comparable gains or losses on valuations of the loan portfolio and hedge positions for the nine months ended June 30, 1998.

    Gain on sale of loans represents the difference between the proceeds from sale and the allocated carrying cost of the loans sold. The gain is also net of required reserves for the potential refund of any premium paid for loans that are prepaid in the first twelve months after the date of the sale on loans sold with recourse. The Company sold approximately $10 million in manufactured home loans in one bulk sale and securitzed and sold approximately $80 million of commercial mortgage loans and recorded a gain on sale of loans of $1.1 million for the three months ended June 30, 1999. There were no loan sales in the comparable quarter of the previous year.

    For the nine months ended June 30, 1999 the Company has sold approximately $20.4 million of manufactured home loans and securitized and sold approximately $80 million of commercial mortgage loans recognizing gains on loan sales of approximately $4.1 million. The $4.1 million in gain includes a $2.4 million recovery in the loan portfolio values, including hedges. There were no loan sales in the comparable nine-month period of 1998.

    A provision for credit losses is charged to income in amounts sufficient to maintain an allowance level estimated to cover losses from liquidating manufactured home loans. The allowance level is determined based on a formal review of the size and quality of the manufactured home loan portfolio in conjunction with the current market and prevailing economic conditions.

    The Company recorded a provision for credit losses of $72,000 and $42,000 for the three-month periods ended June 30, 1999 and 1998, respectively. The increase was due to the increase in the size of the manufactured home loan portfolio. For the nine-month periods ended June 30, 1999 and 1998, provision for credit losses was $232,000 and $92,000, respectively.

    General and administrative expenses and other operating expenses have increased in recent periods as a result of the expansion of both the manufactured home and commercial mortgage lending operations. The largest increase has been in personnel costs that were approximately $994,000 and $580,000 for three months ended June 30, 1999 and 1998, respectively. For the nine months ended June 30, 1999 and 1998, personnel costs have been $2.5 million and $806,000, respectively.



    LIQUIDITY AND CAPITAL RESOURCES

    Liquidity represents the ability to meet financial obligations when due. The Company expects to meet its short-term liquidity requirements through working capital provided by operating activities. The Company expects to meet its long-term liquidity requirements through a combination of additional equity offerings, draws on its revolving lines of credit, advances under its master repurchase agreement, whole loan sales and possible future periodic securitizations of its loan portfolio.

                     BINGHAM FINANCIAL SERVICES CORPORATION

                                 --------------


    During the three month period ended June 30, 1999 the Company issued 800,330 shares of its common stock in a private equity raise. The stock issuance resulted in proceeds of approximately $12.0 million.

    Total borrowings decreased $27.3 million during the three-month period ended June 30, 1998 to $50.8 million at June 30, 1999. The decreased borrowings were due primarily to approximately $108.4 million in proceeds from the securitization and sale of approximately $80.0 million of commercial mortgage loans and $20.4 million of manufactured home loans. Decreased borrowings are net of approximately $92.5 million for the funding of new loan originations.

    LOANS RECEIVABLE

    Net loans receivable decreased $14.9 million from September 30, 1998 to $71.2 million at June 30, 1999. Commercial mortgage loans originated and held for sale were $55.0 million and manufactured home loan originations were $18.6 million for the three months ended June 30, 1999. New loan originations were partially offset by sales of $20.4 million of manufactured home loans and $80.0 million of commercial mortgage loans.

    The following table sets forth the average loan balance, weighted average loan yield and weighted average initial term of the loan portfolio:

                                                             June 30, 1999
                                                   ---------------------------------------------------
                                                         Manufactured           Commercial
                                                          Home Loans              Loans
    --------------------------------------------------------------------------------------------------
                                                                (Dollars in thousands)
    Principal balance loans receivable, net             $   38,536                 $  32,635
    Number of loans........................                  1,344                        11
    Average loan balance..................              $       29                 $   2,967
    Weighted average loan yield.........                      10.9%                     8.15%
    Weighted average initial term........                     22.0 years                10.6 years


    Delinquency statistics at June 30, 1999 for the manufactured home loan portfolio are as follows:

                                       Number of                            Greater
                                         Loans       31-60       61-90      Than 90         Total
    --------------------------------------------------------------------------------------------------
    Manufactured home loans               1,344       2.2%       1.0%         1.4%           4.6%
    Manufactured home loans
      sold with full recourse             1,016       1.1%       0.3%         0.1%           1.5%
                                ----------------------------------------------------------------------
                                          2,360       1.7%       0.7%         0.8%           3.2%
                                ======================================================================


                                  Gross Principal                             Greater
                                      Balance          31-60       61-90      than 90        Total
    --------------------------------------------------------------------------------------------------
                                                          (Dollars in thousands)
    Manufactured home loans            $ 38,687       1.9%       0.9%         1.3%           4.1%
    Manufactured home loans
      sold with full recourse            30,022       1.1%       0.3%         0.1%           1.5%
                                ----------------------------------------------------------------------
                                       $ 68,709       1.5%       0.6%         0.8%           2.9%
                                ======================================================================


    There were no delinquent commercial mortgage loans at June 30, 1999.

                     BINGHAM FINANCIAL SERVICES CORPORATION

                                  ------------


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

    Phase I of the Company's year 2000 project is complete. It involved an assessment of the internal and external critical systems and hardware that could be affected by the year 2000 problem and the current compliant status of the system or hardware.

    In Phase II of the project the Company's management information systems staff developed solutions or implemented vendor-provided solutions to remedy all year 2000 non-compliant issues including non-information technology systems. All internal critical systems that required a year 2000 update provided by a vendor have been corrected. To date there have been no systems that required complete replacement. All non-compliant hardware has been replaced. Any new systems or hardware to be acquired are verified to be year 2000 compliant. Phase II also includes testing of updated systems and hardware for compliance. This portion of the project is ongoing. Some testing needs to be completed on the Company's servicing and origination systems. At this time the Company has received very specific statements of compliance on both systems.

    The Company continues to obtain statements of compliance from its external vendors and business relationships to verify that they are year 2000 compliant. This part of Phase II was also expected to be completed by the second quarter of 1999. While the Company has received statements of compliance from the majority of its outside vendors, it has not received all statements requested. Bingham will continue to obtain the necessary statements of compliance from vendors and outside business relationships that it has defined as critical.

    In the event the Company does not complete any additional phases of Year 2000 readiness, under "worst case scenario" the Company would be required to process certain transactions manually, which may effect customer service. In addition, disruptions in the economy generally resulting from Year 2000 issues could materially effect the Company. The Company could be subject to litigation for equipment shutdown or failure to properly date customer records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

    Year 2000 compliance costs to date have totaled approximately $40,000. The majority of the cost is estimated MIS personnel expense required for identifying, testing and, where necessary, updating critical systems. The cost also includes the replacement of some non-compliant hardware. The Company currently estimates the total costs of the year 2000 project will not be material to its financial position or results of operations.

    The impact of year 2000 issues depends not only on the corrective actions the Company takes, but also on the way these issues are handled by businesses, governmental agencies and other third parties that provide data, services and utilities to the Company. While the Company is in the process of testing and correcting identified year 2000 problems, these procedures are limited to matters over which it is reasonably able to exercise control. The Company's ability to achieve year 2000

                     BINGHAM FINANCIAL SERVICES CORPORATION

                                 --------------


    readiness and the level of incremental costs associated with it could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software and unanticipated problems identified in the ongoing compliance review.



    SUBSEQUENT EVENTS

    In July 1999 the Company acquired all the issued and outstanding stock of Hartger & Willard Mortgage Associates, Inc. (H&W) from DMR Financial Servicies, Inc. in exchange for 66,667 shares of the Company's common stock. Based in Grand Rapids, Michigan, and with an office in Bloomfield Hills, Michigan, H&W has been in business for fifty years. H&W originated approximately $122 million of commercial mortgages during the year ended December 31, 1998. In addition, H&W provided servicing for approximately $435 million of commercial mortgages as of December 31, 1998.

    NEW ACCOUNTING STANDARDS

    In April 1998 the Financial Accounting Standards Board issued Statement of Position Number 98-5 (SOP 98-5) "Reporting on the Cost of Start-Up Activities". This statement, which is required to be adopted for fiscal years beginning after December 15, 1998 establishes guidance for the accounting of start-up activities. It states that the cost of start-up activities, including organizational costs, should be expensed as incurred. The Company has deferred organizational costs related to the formation of its manufactured home lending subsidiary and the filing of its application to become a unitary thrift holding company and for the formation of a federally chartered savings bank. As of June 30, 1999 those costs totaled approximately $645,000. Any remaining unamortized balance at October 1, 1999 will be expensed.

    FORWARD-LOOKING STATEMENTS

    Certain statements contained in this Quarterly Report on Form 10-Q, including statements relating to the Company's strategic objectives and future performance, which are not historical fact, may be deemed to be forward-looking statements under the federal securities laws. There are many important factors that could cause the Company's actual results to differ materially from those indicated. Such factors include, but are not limited to general economic conditions; interest rate risk; demand for the Company's services; the impact of certain covenants in loan agreements of the Company; the degree to which the Company is leveraged; the continued availability of the Company's credit facilities; the risk of margin calls on the Company's credit facilities and hedge positions; the performance of the Company's subsidiaries; the Company's year 2000 issues; and other risks identified in the Company's Securities and Exchange Commission filings. In addition, past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance.

                     BINGHAM FINANCIAL SERVICES CORPORATION

                                 -------------


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


                                                                              Maturity
                                                       ------------------------------------------------------------
                                                        0 to 3     4 to 12     1 to 5      Over 5
                                                        Months     Months      Years       Years        Total
    ---------------------------------------------------------------------------------------------------------------
                                                                    (In thousands)
    Cash and equivalents...........................    $  632     $      -    $      -     $      -     $     632
    Restricted cash................................       985        2,955           -            -         3,940
    Loans receivable...............................       723        3,961       6,020       60,467        71,171
    Other assets...................................     1,076        2,139       1,071        2,292         6,578
                                                       ------------------------------------------------------------
            TOTAL ASSETS                               $3,416     $  9,055    $  7,091     $ 62,759     $  82,321
                                                       ============================================================


    Advances by mortgagors.........................    $  941     $  2,980    $      -     $      -     $   3,921
    Accounts payable and accrued expenses..........       230         (111)         99           21           239
    Advances under repurchase agreement............        95       36,192           -            -        36,287
    Subordinated debt..............................       (19)         (57)      3,624            -         3,548
    Notes Payable..................................         -        6,613       4,409            -        11,022
    Other liabilities..............................         -            -           -          234           234
                                                       ------------------------------------------------------------
            TOTAL LIABILITIES                           1,247       45,617       8,132          255        55,251
                                                       ------------------------------------------------------------


    Common stock...................................         -            -           -       25,634        25,634
    Paid-in-capital................................         -            -           -          572           572
    Retained earnings..............................         -            -           -          864           864
                                                       ------------------------------------------------------------
            TOTAL LIABILITIES AND EQUITY               $1,247     $ 45,617    $  8,132     $ 27,325     $  82,321
                                                       ============================================================

    Reprice difference.............................    $2,169     $(36,562)   $ (1,041)      35,434
    Cumulative gap.................................    $2,169     $(34,393)   $(35,434)    $      -
    Percent of total assets........................      2.63%      (41.78%)    (43.04%)          -


    Management believes the negative effect of a rise in interest rates is reduced by the anticipated short duration of the Company's loan receivables. Management intends that the loan receivables will be securitized or sold as part of a whole loan sale prior to the end of 1999. Proceeds from the securitization or whole loan sales would be used to pay down the corresponding debt. If the Company were unable to securitize or sell the loans it would be necessary to renegotiate the master repurchase agreement described in Note 4 to the Consolidated Financial Statements above, to extend the maturity date of the advances under repurchase. The instruments held by the Company are held for purposes other than trading.

    The Company also manages interest rate risk through the use of forward sales of U.S. Treasury securities and Treasury security rate locks to hedge a portion of the fixed rate loans in the commercial

                     BINGHAM FINANCIAL SERVICES CORPORATION

                                  -----------


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

    To effect a Treasury rate lock the Company has entered into an agreement with a counter-party whereby a "locked in" Treasury rate is established, usually the yield to maturity rate on a U.S. Treasury security. If the current yield to maturity is greater than the locked in yield to maturity, a situation that would indicate rising interest rates, the rate lock will have increased in value and the Company will have an unrealized gain. The unrealized gain will help off-set the decrease in value of the fixed rate loans caused by rising interest rates. In a declining interest rate environment the current yield to maturity on the treasury security would be less than the locked in rate creating an unrealized loss on the hedge position. The declining interest rate environment should increase the value of the loans thereby off-setting the loss on the hedge.

    The Company uses these instruments in an attempt to reduce risk by essentially creating offsetting market exposures.

    The following table shows the Company's financial instruments and derivative instruments that are sensitive to changes in interest rates, categorized by expected maturity and the instruments' fair values at June 30, 1999.


                                                                            Contractual Maturity
                                           ---------------------------------------------------------------------------------------
                                                                                                                          Total
                                              1999         2000        2001         2002         2003     Thereafter   Fair Value
                                           ---------------------------------------------------------------------------------------
    Interest sensitive assets:
       Loans receivable                      $     723    $   3,961    $  3,442        $  628      $  650     $ 61,767   $  71,171
       Average interest rate                      9.60%        9.60%       9.60%         9.60%       9.60%        9.60%       9.60%

       Interest bearing deposits
                                                 4,572            -           -             -           -            -       4,572
       Average interest rates                     2.83%                                                                       2.83%
                                                                  -           -             -           -            -

       Treasury rate locks                           -            -           -             -           -        7,123       7,123
       Average interest rate                                                                                                  5.27%
                                                     -            -           -             -           -         5.27%
                                           ---------------------------------------------------------------------------------------
    Total interest sensitive assets          $   5,295    $   3,961    $  3,442        $  628      $  650     $ 68,890   $  82,866
                                           =======================================================================================

    Interest sensitive liabilities:
      Borrowings:
       Advances under repurchase agreements  $      95    $  36,192    $      -        $    -      $    -     $      -   $  36,287
       Average interest rate                      6.17%        6.17%          -             -           -            -        6.17%


       Subordinated debt, net of discount            -            -           -             -           -        3,548       3,548
       Average interest rate                                                                                     11.68       11.68%
                                                     -            -           -             -           -

       Note payable
                                                     -        6,613       4,409             -           -            -      11,022
       Average interest rate                         -         7.61%       7.61%            -           -            -        7.61%
                                           ---------------------------------------------------------------------------------------
    Total interest sensitive liabilities     $      95    $  42,805    $  4,409        $    -      $    -     $  3,548   $  50,857
                                           =======================================================================================

                     BINGHAM FINANCIAL SERVICES CORPORATION

                                ---------------



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

Dated: August 13, 1999



                              BINGHAM FINANCIAL SERVICES CORPORATION



                              BY: /s/  Ronald A. Klein
                                  ----------------------------------------------
                                       Ronald A. Klein, Chief Executive Officer

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