Form 10-K
period 1999-09-30
BINGHAM FINANCIAL SERVICES CORP
filed 1999-12-29
CIK 1044862

                                    FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended September 30, 1999

                                       or

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

                                    Yes X No
                                       ---

As of December 15, 1999, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $12,630,189, determined in accordance with the highest price at which the stock was sold on such date as reported by the Nasdaq SmallCap Market.

As of December 15, 1999, there were 2,528,473 shares of the Registrant's common stock issued and outstanding.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Bingham Financial Services Corporation (the "Company") is a specialized financial services company, providing financing for new and previously owned manufactured homes and commercial lending and mortgage servicing for income-producing properties.

The Company's executive office is located at 260 East Brown Street, Suite 200, Birmingham, Michigan 48009 and its telephone number is (248) 644-5470. The Company, which is a Michigan corporation, employed 90 people as of September 30, 1999.

HISTORY OF THE COMPANY

The Company was incorporated in August 1996 by Sun Communities, Inc. ("Sun"), a fully integrated publicly held real estate investment trust ("REIT"), and began transacting business in January of 1997. When the Company completed its initial public offering in November of 1997, the Company's business was focused primarily on providing financing for new and previously owned manufactured homes by making conventional loans under installment loan contracts collateralized by borrowers' manufactured homes ("Contracts"), primarily to residents in manufactured home communities owned and managed by Sun ("Sun Communities"). In addition to providing financing to residents in Sun Communities, the Company has expanded its manufactured home lending business to originate loans through manufactured home dealers and loan originators and has expanded its business into the commercial lending and mortgage servicing industry. Sun does not currently own any shares of the Company's common stock.

In March 1998, the Company, through two wholly owned subsidiaries, acquired (the "Bloomfield Transaction") Bloomfield Acceptance Company, L.L.C. ("Bloomfield") and its mortgage servicing affiliate Bloomfield Servicing Company, L.L.C. ("Bloomfield Servicing"), expanding the Company's business into commercial lending and servicing. As consideration for the Bloomfield Transaction, the Company issued 272,727 shares of Bingham common stock to the members of Bloomfield and Bloomfield Servicing and an additional 9,091 shares of Bingham common stock to certain members to be held in escrow for a period of three years from the closing of the Bloomfield Transaction in accordance with the terms of an escrow agreement. In addition, on March 31, 2000, the Company will be required to issue up to that number of shares of Bingham common stock equal in value to $500,000 as additional consideration for Bloomfield and Bloomfield Servicing successfully meeting certain operating and financial requirements.

STRUCTURE OF THE COMPANY

Sun assisted in forming the Company by loaning the Company amounts required to fund the Company's Contracts pursuant to a demand note which was paid in full with the proceeds from the Company's initial public offering. In connection with the Subordinated Debt Facility (defined below), the Company issued common stock purchase warrants to Sun to purchase up to 400,000 shares of common stock at the initial public offering price of $10 per share. Sun also entered into an arrangement with the Company, whereby Sun offers the Company as the only preferred financing source to home purchasers and home owners in Sun Communities. This arrangement was modified in April 1999 to provide that for Sun's services, Sun shall receive a fee of 1% of the loans originated in Sun Communities rather than an annual fee based on average loan balances. For the year ended September 30, 1999, Sun received $217,000. When the Company and Sun entered into this arrangement, the Company granted Sun 330,000 options to purchase common stock of the Company which will vest in eight equal annual amounts beginning in January 2001. The Company paid Sun a fee of $75,000 for the year ended September 30, 1999 as reimbursement for general and administrative expenses.

In 1997, Sun through its operating subsidiary, Sun Communities Operating Limited Partnership (collectively, "Sun") provided a subordinated debt facility consisting of a $4 million term loan and a $6 million revolving credit loan (the "Subordinated Debt Facility"). In June 1999, the Company eliminated the $6 million five-year revolving credit facility that was part of the Subordinated Debt Facility and raised the existing $12 million demand line of credit to $18 million. In December 1999, that line of credit was increased to $50 million. Sun continues to provide financing to the Company through a $4 million term loan, a $10 million demand line of credit and the $50 million demand line of credit (the balance of which on December 15, 1999 was approximately $38 million).

The operations of the Company are carried on through certain subsidiaries (the "Subsidiaries"), including MHFC, Inc., a Michigan corporation ("MHFC"), I.J.K. Insurance Agency, Inc., MHFC of New Mexico, Inc., Hartger & Willard Mortgage Associates, Inc., a Michigan corporation, ("Hartger & Willard"), Bloomfield and Bloomfield Servicing. Substantially all of the Company's assets are held by or through MHFC and Bloomfield, of which the Company is the sole shareholder and sole member, respectively.

MAJOR ACQUISITIONS

On June 30, 1999, Bingham acquired all of the issued and outstanding stock of Hartger & Willard from DMR Financial Services, Inc. ("DMRFS"), an affiliate of Detroit Mortgage and Realty Company ("DMR"). The Company issued 66,667 shares of its common stock to DMRFS as consideration for the transaction. In addition, the Company loaned $1.5 million to DMRFS under a promissory note dated July 31, 1999. The loan was guaranteed by DMR and secured by the pledge of the Company's common stock that DMRFS received in the acquisition. The Company has a right to cause DMRFS to surrender the pledge shares in full payment of the principal amount of the loan and has demanded their surrender. Hartger & Willard provides mortgage banking services and arranges permanent mortgage financing on a variety of commercial and industrial properties.

OTHER EVENTS

OTS Application

In March of 1999, the Company filed an application with the United States Office of Thrift Supervision (the "OTS") to convert to a unitary thrift holding company and for the formation of a federally chartered savings bank subsidiary. At this time, the Company's application is still under review by the OTS.

Private Equity Raise

In April, 1999, the Company sold 800,330 shares at a price per share of $15 for a total of approximately $12 million. Purchasers in the private placement included certain directors and stockholders of the Company and their families as well as several new investors. The Company raised the capital to fund existing operations and to provide increased capital for the Company's planned operations.

FINANCING AND OTHER ACTIVITIES

MANUFACTURED HOUSING

The Company originates conventional loans that generally range in size from $4,500 to $90,000 and have a term of 5-25 years. The Company initially focused its marketing efforts principally through manufactured home community owners and operators, specifically targeting Sun Communities, where the Company's services are offered as the preferred source of financing. While the Company continues to market its services in Sun Communities, the Company is now originating approximately 75% of its loans through manufactured home dealers and loan originators.

Dealers and Originators

Each loan submitted to the Company by a dealer or originator is subject to Company-established criteria relating to loan terms, advance amounts, down payment requirements and other pertinent program parameters. These loans are originated in various states across the country. The Company performs annual reviews of dealers and originators it does business with to ensure that the criteria they use in originating loans conform to the Company's standards.

Dealers are provided a rate and term schedule that establishes a customer buy rate for each particular loan being submitted. Monthly loan volume target incentives have been established for the loan originators to maximize loan generation for the Company.

Monthly reports are generated to track dealer/originator performance. Performance factors that are tracked include loan approval rates, booking rates, dealer delinquency, dealer chargeoff activity and volume of loans booked. Company-established dealer performance goals are then monitored and relationships with non-performing dealers are terminated.

Underwriting

The Company is responsible for processing credit applications for potential borrowers and adheres to a set of uniform underwriting guidelines and industry standards to maintain an acceptable level of credit risk with respect to its growing portfolio of loans. The Company has a continually-refined scoring model that uses a statistically based automated credit scoring system and quantifies responses using variables obtained from the applicant's credit application and credit report. This scoring model is based on empirical historical data which helps the Company determine the probability of loan failure and assess what changes in loan terms would make the loan an acceptable risk. The most significant criteria in the scoring model are the applicant's payment history and income. While the scoring model is based on objective criteria, the underwriter has the discretion to award a limited number of points to an applicant for certain credit and value factors.

Loan Collateral

The Company retains a security interest in any manufactured home it finances. To perfect its security interest in a manufactured home located in a manufactured home community, the Company delivers the application for a new certificate of title to the applicable state agency for processing. Once either the new certificate of title or a stamped application form is received by the Company, its security interest is deemed "perfected" under applicable state law. Procedures for perfecting security interests under "land/home" loans (loans on manufactured homes not located in manufactured home communities) vary by state.

Servicing

Beginning in April 1999, the Contracts have been serviced by Bloomfield Servicing. Bloomfield Servicing collects principal and interest payments from borrowers and remits them to investors as required under the relevant servicing contract. Bloomfield Servicing also processes collections on delinquent accounts.

Financing

The Company's ability to finance Contracts depends on its availability of funds. In June 1999, Sun increased its $12 million line of credit to Bingham to $18 million while at the same time, eliminating the six year revolving line of credit from the Subordinated Debt Facility. As consideration for raising the line of credit, the loan agreement and note were amended to provide that the note shall bear interest at a per annum rate equal to LIBOR plus 235 basis points, rather than 140 basis points. The line of credit was increased to $50 million in December 1999. The loan is now secured and with full recourse. In addition, the Company continues to draw from funds available under the Subordinated Debt Facility and its $10 million line of credit with Sun which is also now secured. The Company has entered into a repurchase arrangement with an unrelated party and has also sold a significant number of Contracts to unrelated financial institutions without retaining servicing, in some cases with full recourse to the Company in the event of a default by the borrower.

COMMERCIAL MORTGAGE BANKING BUSINESS

GENERAL

Through Bloomfield, Bloomfield Servicing and Hartger & Willard, the Company participates and is active in all aspects of commercial real estate mortgage banking, including originating, underwriting, placing, securitizing, and servicing commercial real estate loans. Bloomfield acts as both a direct lender, making commercial real estate loans for its own portfolio as well as for accumulation and securitization, and as a traditional mortgage banker, placing commercial real estate loans with institutional investors.

A portion of Bloomfield's activities are focused on the manufactured housing industry and the Company believes that Bloomfield is one of the largest originators of loans on manufactured home communities in the country. For the year ended September 30, 1999, Bloomfield had originated approximately $72 million of loans on manufactured home communities.

LENDING

Bloomfield sources lending opportunities on a nationwide basis from direct borrower inquiry as well as from mortgage bankers and brokers. Loan applications are processed at the Company's offices in Birmingham, Michigan where due diligence is performed, including an analysis of property operating history, appraisal report, environmental report, borrower creditworthiness, credit history and experience. Bloomfield performs on-site property inspection and local market analysis.

Bloomfield funds primarily through a repurchase agreement with a Wall Street investment bank. It is expected that Bloomfield will fund the bulk of its future direct lending activities through similar arrangements. A portion of Bloomfield's direct lending activities will remain on the Company's balance sheet.

As of the end of the fiscal year, Bloomfield maintained a portfolio of $53 million of loans.

TRADITIONAL MORTGAGE BANKING

Bloomfield places commercial real estate mortgage loans with institutional investors, primarily life insurance companies that it represents on an exclusive or semi-exclusive basis. The bulk of these activities take place in Michigan. The acquisition of Hartger & Willard has enhanced the Company's commercial mortgage banking business by adding two new offices, loan officers and new investors, including the Federal Home Loan Mortgage Corporation.

SERVICING

Bloomfield Servicing services loans that Bloomfield originates and began servicing loans for MHFC and Hartger & Willard in April 1999 and July 1999, respectively. Hartger & Willard has consolidated with Bloomfield to effectively operate as one unit. Historically, the majority of the loans made on a direct lending basis were serviced until the loan was securitized, at which time Bloomfield Servicing received a servicing termination fee. In May 1998, Bloomfield Servicing began retaining the servicing of its direct loans and it is expected that the size of Bloomfield Servicing's servicing portfolio will increase.

In addition to servicing loans for Bloomfield, MHFC and Hartger & Willard, Bloomfield Servicing services commercial real estate loans on behalf of twenty-seven institutional investors. The majority of these loans are in Michigan.

As of September 30, 1999, with the addition of MHFC and Hartger & Willard, Bloomfield Servicing's servicing portfolio totaled approximately $900 million. The entire commercial loan portfolio was current.

DELINQUENCY AND REPOSSESSION

COMMERCIAL MORTGAGE LOANS

Bloomfield Servicing is responsible for all commercial mortgage loans from the time of funding until the loan is paid in full. No commercial mortgage serviced by Bloomfield Servicing was delinquent as of September 30, 1999. If a commercial mortgage loan becomes delinquent, the borrower is contacted by late notice letter and by telephone. If the loan continues to be delinquent for more than 30 days, a default and acceleration letter is sent, specifying the legal period to cure the default. During the cure period every attempt is made to obtain payment or to modify and workout the loan terms to a payment plan that is satisfactory to the lender and borrower and would bring the loan current. If the borrower and lender do not agree to a workout arrangement during the cure period, local counsel is retained to institute foreclosure proceedings and the property is offered at a foreclosure sale. Bloomfield Servicing or its representative must make a bid at the foreclosure sale to insure an appropriate upset price is obtained upon foreclosure. If the lender is the successful bidder, the property is turned over to the lender to liquidate against the loan balance. If the successful bidder is a third party, the proceeds of the sale are applied to the outstanding balance of the loan. All costs of foreclosure are the responsibility of the lender and the lender absorbs any losses.

Manufactured Home Loans

Bloomfield Servicing is responsible for the servicing of Contracts from the time of funding until the loan is paid in full. This servicing includes processing payments and issuing delinquent letters of 15 days and 21 days, and a 32 day default letter. The Company is responsible for collecting loans that are over 30 days delinquent and it hires a local attorney after the expiration of the 32 day default letter. Next a 30 day demand letter is issued, at which time full payment must be made on all arrearages including late fees and attorney fees. The Company generally repossesses the manufactured home after payments have become 60 to 90 days delinquent if the

Company is not able to work out a satisfactory arrangement with the borrower. For those loans originated in Sun Communities, Sun and an affiliate of Sun may assist with foreclosure and the sale of the manufactured home after repossession.

The Company maintains a reserve for estimated credit losses on Contracts owned by the Company or sold to third parties with full recourse. The Company provides for credit losses in amounts necessary to maintain the reserves at levels the Company believes are sufficient to provide for future losses based on the Company's historical loss experience, current economic conditions and portfolio performance measures. For fiscal 1999 and 1998, as a result of expenses incurred due to defaults and repossessions, $580,000 and $39,000, respectively, was charged to the reserve for losses on credit sales. The Company's reserve for losses on credit sales at September 30, 1999 was $258,000 as compared to $185,000 at September 30, 1998.

In fiscal 1999 and 1998, the Company repossessed 66 and 15 manufactured homes, respectively. The Company's inventory of repossessed homes was 50 homes at September 30, 1999 as compared to 8 homes at September 30, 1998. The estimated net realizable value of the repossessed homes in inventory at September 30, 1999 was approximately $1.3 million and at September 30, 1998, was approximately $194,000.

The net losses resulting from charge offs of Company originated loans as a percentage of the average principal amount of such loans outstanding for fiscal 1999 and 1998 was .52% and .23%, respectively.

At September 30, 1999 and September 30, 1998, delinquent installment sales contracts and loans expressed as a percentage of the total number, and of the total amount, of installment sales contracts and loans which the Company services, or has sold with full recourse and are serviced by others, were as follows:



                                             TOTAL                              DELINQUENCY PERCENTAGE
                                           NUMBER OF                              SEPTEMBER 30, 1998
                                         CONTRACTS AND       ------------------------------------------------------------
                                             LOANS
                                         -------------
                                                             30 DAYS           60 DAYS           90 DAYS            TOTAL
                                                             -------           -------           -------            -----
Company-serviced contracts and loans          803              3.9%             2.2%              2.0%              8.2%
(Manufactured Home loans)

Contracts and loans sold with full            382              0.0%             0.0%              0.0%              0.0%
                                              ---              ----             ----              ----              ----
recourse serviced by others
                                            1,185              2.6%             1.5%              1.4%              5.5%


Company-serviced contracts and loans           13              0.0%             0.0%              0.0%              0.0%
(Commercial loans)



                                          TOTAL NUMBER                           DELINQUENCY PERCENTAGE
                                          OF CONTRACTS                             SEPTEMBER 30, 1999
                                            AND LOANS         -----------------------------------------------------------
                                          ------------
                                                              30 DAYS          60 DAYS           90 DAYS            TOTAL
                                                              -------          -------           -------            -----
Company-serviced contracts and loans         2,190             2.7%             0.9%              1.8%              5.4%
(Manufactured Home loans)

Contracts and loans sold with full             925             1.5%             0.5%              0.3%              2.3%
                                               ---             ----             ----              ----              ----
recourse serviced by others
                                             3,115             2.4%             0.9%              1.5%              4.8%


Company-serviced contracts and loans            20             0.0%             0.0%              0.0%              0.0%
(Commercial loans)






                                          TOTAL AMOUNT                           DELINQUENCY PERCENTAGE
                                          OF CONTRACTS                             SEPTEMBER 30, 1998
                                            AND LOANS         -----------------------------------------------------------
                                          ------------
                                                                                 (Dollars in thousands)
                                                              30 DAYS          60 DAYS           90 DAYS            TOTAL
                                                              -------          -------           -------            -----
Company-serviced contracts and loans         $22,674           3.2%             2.2%              1.6%              7.0%
(Manufactured Home loans)

Contracts and loans sold with full           $11,218           0.0%             0.0%              0.0%              0.0%
                                             -------           ----             ----              ----              ----
recourse serviced by others
                                             $33,892           2.2%             1.5%              0.5%              4.2%



Company-serviced contracts and loans         $65,546           0.0%             0.0%              0.0%              0.0%
(Commercial loans)





                                          TOTAL AMOUNT                           DELINQUENCY PERCENTAGE
                                          OF CONTRACTS                             SEPTEMBER 30, 1999
                                            AND LOANS         -----------------------------------------------------------
                                          ------------
                                                                                 (Dollars in thousands)
                                                              30 DAYS          60 DAYS           90 DAYS            TOTAL
                                                              -------          -------           -------            -----
Company-serviced contracts and loans         $64,501           2.7%             1.1%              1.5%              5.3%
(Manufactured Home loans)

Contracts and loans sold with full           $27,609           1.3%             1.2%              0.5%              3.0%
                                             -------           ----             ----              ----              ----
recourse serviced by others
                                             $92,110           2.3%             1.1%              1.2%              4.6%


Company-serviced contracts and loans
(Commercial loans)                           $52,904           0.0%             0.0%              0.0%              0.0%

INSURANCE

I.J.K. Insurance Agency, Inc., a subsidiary of the Company, is a licensed agent placing property and casualty, credit life and warranty insurance, primarily for the Company's manufactured home loans.

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

The Company believes that its relationship with Sun, its focus on community owners and operators, its prompt and consistent review of credit applications and its emphasis on providing a high level of service enable it to compete effectively for the purchase price financing and refinancing of manufactured homes. However, to the extent that traditional and non-traditional lenders significantly expand their activity in this market, the Company may be adversely affected. There is no assurance that the Company will be able to effectively compete against its existing competitors or any future competitors.

The Company's manufactured home finance business is generally subject to seasonal trends, reflecting the general pattern of sales of manufactured homes peaking during the spring and summer months and declining to lower levels from mid-November through January.

The Company's commercial lending business is highly competitive and Bloomfield and Hartger & Willard operate on a nationwide basis against a host of local, regional and national lenders. Many of their competitors are larger and have greater financial resources than the Company. Traditionally, the Company's competitors included banks and thrifts, life insurance companies, mortgage bankers and credit companies. More recently, the competition has expanded to encompass Wall Street brokerage houses, either directly or through proxies or "conduits." The Company believes that the industry is in a state of transition and rapid consolidation and while the Company believes that it is well-positioned to compete effectively in this environment, there can be no assurances that it will do so.

REGULATION AND SUPERVISION

The Company is subject to regulation and licensing under various federal and state statutes and regulations. The Company's manufactured home finance business currently is conducted in the states of Alabama, Arizona, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Missouri, New Jersey, North Carolina, Ohio, Oregon, South Carolina, Tennessee, Texas and Virginia, and the

Company currently intends to operate in the states of California, Idaho, Nevada, North Dakota, New Mexico, Utah and Washington. Most states where the Company operates: (i) limit the interest rate and other charges that may be imposed under, or prescribe certain other terms of, the Contracts; (ii) regulate the sale and type of insurance products that the Company may offer and the insurers for which it will act as agent; and (iii) define the Company's rights to repossess and sell collateral. The Company is licensed to conduct its finance operations in the states of Alabama, Colorado, Delaware, Florida, Indiana, Kansas, Michigan, Missouri, North Carolina, Ohio, Texas and Virginia. No license is required to conduct the Company's manufactured home finance operations in Arizona, Georgia, Illinois, Oregon and South Carolina.

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

ITEM 2.  PROPERTIES

FACILITY

The Company's corporate headquarters is approximately 14,800 square feet, which terminates on October 31, 2001, and is located in Birmingham, Michigan. The lease on this space currently provides for monthly rent of $35,000 per month, including base rent and a pro rata share of operating expenses and real estate taxes. The Company has an option to renew the lease for an additional 3 years. The Company also leases space in Grand Rapids, Michigan for a portion of its commercial mortgage servicing and origination operations. The lease covers approximately 4,300 square feet with a monthly rent of $5,300. The Company also subleases space to a tenant in Bloomfield Hills, Michigan. The sublease covers a space of approximately 2,100 square feet with a monthly rent of $3,900. The lease agreement expires in August, 2000.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal, governmental, administrative or other proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 4, 1999, the Company held its Annual Meeting of Shareholders. The only matter voted upon at the meeting was the election of three directors to serve until the 2002 Annual Meeting of Shareholders or until their respective successors shall be elected and shall qualify. The results of the election appear below:



                                                              Votes Against             Abstentions or
Name                                Votes For                 or Withheld               Broker Non-Votes
----                                ---------                 -----------               ----------------
Ronald A. Klein                     2,195,728                 2,350                      224,406
Arthur A. Weiss                     2,195,728                 2,350                      224,406
Creighton J. Weber                  2,195,728                 2,350                      224,406



                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been listed on the Nasdaq SmallCap Market ("Nasdaq") since May 11, 1998 under the symbol "BFSC" and was previously traded on the NASD OTC Bulletin Board. On December 15, 1999, the closing sales price of the Common Stock was $7.25 and the Common Stock was held by approximately fifty
(50) holders of record. The following table sets forth, for the periods indicated, the range of the high and low sales prices.


                                                                                  High        Low
                                                                                  ----        ---
           FISCAL YEAR ENDED SEPTEMBER 30, 1999
              First Quarter ended 12/31/98...................................     18            9
              Second Quarter ended 3/31/99...................................     18 1/2       13 5/8
              Third Quarter ended 6/30/99....................................     16 1/2       12
              Fourth Quarter ended 9/30/99...................................     14 1/2        8.438



           FISCAL YEAR ENDED SEPTEMBER 30, 1998
              First Quarter ended 12/31/97                                        10 3/8        9
              Second Quarter ended 3/31/98                                        16            9 3/8
              Third Quarter ended 6/30/98                                         22 3/4       16 1/8
              Fourth Quarter ended 9/30/98                                        28 1/2       13 1/4

The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain any earnings for use in its operations and does not anticipate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

On October 27, 1997, the Company issued 25,000 shares to an affiliate for a purchase price of $10.00 per share. On March 5, 1998, the Company issued an aggregate of 281,818 shares to certain individuals in exchange for their membership interests in Bloomfield and Bloomfield Servicing. On September 25, 1998, the Company issued, as compensation, an aggregate of 35,336 shares of Common Stock to a certain employee, which shares are restricted by the terms of a certain Restricted Stock Award Agreement

On April 27, 1999, the Company issued an aggregate of 800,330 shares of common stock to certain officers, directors, stockholders and new investors for a purchase price of $15 per share. On January 4, 1999, the Company issued, as compensation, an aggregate of 10,713 shares of Common Stock to certain of its employees, which shares are restricted by the terms of certain Restricted Stock Award Agreements. On April 1, 1999, the Company issued, as compensation, an aggregate of 652 shares of Common Stock to certain of its employees, which shares are restricted by the terms of certain Restricted Stock Award Agreements. On April 14, 1999, the Company issued, as compensation, an aggregate of 10,000 shares of Common Stock to an officer of the Company, which shares are restricted by the terms of a certain Restricted Stock Award Agreement. On June 30, 1999, the Company issued, as compensation, an aggregate of 7,312 shares of Common Stock to a certain employee, which shares are restricted by the terms of a certain Restricted Stock Award Agreement. On July 1, 1999, the Company issued, as compensation, an aggregate of 3,092 shares of common stock to certain of its employees, which shares are restricted by the terms of certain Restricted Stock Award Agreements. On July 2, 1999, the Company issued 66,667 shares of common stock to DMRFS in consideration for the acquisition of all of the outstanding shares of capital stock of Hartger & Willard. On August 9, 1999, the Company issued, as compensation, an aggregate of 8,421 shares of Common Stock to a certain employee, which shares are restricted by the terms of a certain Restricted Stock Award Agreement. On September 3, 1999, the Company issued, as compensation, an aggregate of 9,132 shares of Common Stock to a certain employee, which shares are restricted by the terms of a certain Restricted Stock Award Agreement.

All of the above shares of common stock were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder. No underwriters were used in connection with any of such issuances.

ITEM 6.           SELECTED FINANCIAL DATA

                                                                                                         PERIOD
                                                                        YEAR ENDED                    JANUARY 2 TO
                                                                      SEPTEMBER 30,                   SEPTEMBER, 30
------------------------------------------------------------------------------------------------------------------------
                                                                1999                 1998                 1997
                                                        ----------------------------------------------------------------
                                                                             (DOLLARS IN THOUSANDS)
Income Statement Data:
    Revenue                                                     $      16,277        $      6,141            $      280
    Earnings (loss) before income taxes                                 1,217               (793)                 (110)
    Net earnings (loss)                                                   776               (574)                 (110)
    Earnings (loss) per common share, diluted                            0.36              (0.46)                     -
    Dividends paid                                                          -                   -                     -

Balance Sheet Data:
    Total assets                                                $     132,698        $     94,859            $    9,652
    Total debt                                                        101,070              78,230                 9,747
    Stockholders' equity                                               26,068              13,457                 (110)

Selected Ratios
    Return on average assets                                            0.85%             (1.23%)               (2.28%)
    Return on average equity (deficiency)                               5.36%             (4.13%)             (100.00%)
    Average equity (deficiency) to average assets                      15.87%              29.77%               (1.14%)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company commenced operations in January 1997, for the primary purpose of originating loans on manufactured home "Contracts" located within the communities owned by Sun. The Company was formed by Sun in response to the growing need to provide timely and competitive financing to residents in manufactured home communities. The Company has expanded its manufactured home lending activities through the use of "dealer networks" to communities not owned and operated by Sun to the extent that now 75% of the Company's manufactured home lending is done outside the Sun owned and operated communities. The Company provides financing for new and previously owned manufactured homes to borrowers whose credit needs may or may not be met by traditional financial institutions due to credit expectations or other factors. The Company through one of its subsidiaries also provides warranty, credit life and disability insurance on the contracts it finances.

Through acquisitions the Company's business has expanded to include commercial lending and mortgage servicing for income producing properties. The Company expects to extend its business to include other types of installment loans, expand its mortgage servicing operations and engage in other related businesses through the initiation of new businesses or through the acquisition of existing ones.

RESULTS OF OPERATIONS

1999 COMPARED TO 1998. The Company had income before federal income tax of $1.2 million on gross revenues of $16.3 million and expenses of $15.1 million in 1999 compared to a loss before federal income tax benefit of $793,000 for the year ended September 30, 1998 on gross revenues of $6.1 million and expenses of $6.9 million. The large increase in gross revenues is primarily related to the significant increase in interest income as a result of a much larger average outstanding portfolio balance and the gain on sale of loans. The large increase in gross expenses relates to increased interest expense and a large increase in personnel costs.

Interest income on loans increased to $9.5 million in 1999, or approximately 188% over interest income of $3.3 million in 1998. The large increase is primarily due to an increase in the average outstanding loan receivable balance of $111.7 million in 1999 versus $51.5 million in 1998, an increase of 116.9% The increase in interest income as a result of the higher average outstanding receivable balance was slightly offset by a decrease in the average yield on the loan receivable portfolio of 8.48% in 1999 versus 8.60% in 1998.

Interest expense for the year ended September 30, 1999 was $6.9 million as compared to $1.9 million, an increase of 263% for the comparable period ended September 30, 1998. The increase in interest expense is driven by the increase in the average outstanding balance of debt used to finance the loan receivables and fund operations. Average outstanding debt increased to $100.7 million, or 118.22% in 1999 versus $46.1 million 1998. Offsetting some of the increase in average outstanding debt was a decrease in the cost of borrowings to 6.81% in 1999 compared to 7.52% in 1998.

The following table sets forth the extent to which the Company's net interest income has been affected by changes in average interest rates and average balances of interest-earning assets and interest-bearing liabilities:

                                      YEAR AND PERIOD ENDED SEPTEMBER 30, 1999 AND 1998
                             --------------------------------------------------------------------------------

                             AVERAGE BALANCE     AVERAGE RATE        INTEREST      INCREASE  VARIANCE DUE TO:
                             --------------------------------------------------------------------------------
                               1999     1998     1999    1998     1999     1998    (DECREASE) VOLUME    RATE
                             --------------------------------------------------------------------------------
Interest-earning assets:
    Loans                      $111,715  $51,480   8.48%    8.60%  $9,477   $3,296   $6,181    $6,315   (134)
    Cash and equivalents          4,283    3,839   2.33%    3.75%     100       84       16        77    (61)
                             --------------------------------------------------------------------------------
                                115,998   55,319   8.80%    8.26%   9,577    3,380    6,197     6,392   (195)
                             --------------------------------------------------------------------------------

Interest-bearing Liabilities
 Term loan                        4,000    4,000  11.68%   11.75%     467      392       75        -       75
 Revolving line of credit        20,879    9,540   7.62%    7.00%   1,591      668      923       794     129
 Loans sold under repurchase     75,784   32,549   6.33%    7.15%   4,797      873    3,924     4,545   (621)
                             --------------------------------------------------------------------------------
                                100,663   46,089   6.81%    7.52%   6,855    1,933    4,922     5,339   (417)
                             --------------------------------------------------------------------------------

Interest rate spread                               1.99%     .74%
Excess average earning assets    15,335    9,230   8.80%    8.26%
                             ====================================

Net interest margin                                2.35%    2.00%  $2,722   $1,447   $1,275    $1,053   $ 222
                                                =============================================================



Mortgage origination fees are related to commercial mortgage loans originated and placed with outside investors. Placement fees increased 32% to $1.6 million on placed commercial mortgage loans of $155 million for 1999 compared to $1.2 million in fees on placed commercial mortgage loans of $140 million in 1998. Origination of commercial mortgage loans and related placement fees for 1998 cover the period from March 1, 1998, the date of the acquisition of Bloomfield, through September 30, 1998.

Gain on sale of loans represents the difference between the proceeds from sale and the allocated carrying cost of the loans sold. The gain is also net of required reserves for the potential refund of any premium for loans that are prepaid in the first twelve months after the date of sale on loans sold with recourse. For the year ended September 30, 1999 the gain on sale of loans also includes a recovery of $2.4 million related to the valuation of the loan portfolio and related hedge positions. In 1999 the Company sold approximately $20.4 million of manufactured home loans and securitized and sold approximately $80.3 million of commercial mortgage loans resulting in gains of $4.4 million as compared to sales of $11.6 million of manufactured home loans resulting in gains of $.7 million for the comparable period in 1998.

Provision for credit losses is recorded in amounts sufficient to maintain an allowance at a level considered adequate to cover losses from liquidating manufactured home loans and loans sold with recourse. Provision for credit losses increased approximately 344% to $653,000 in 1999 compared to $147,000 in 1998. The large increase is primarily related to a 184% increase in outstanding principal balance of manufactured home loans which was $64.5 million at September 30, 1999 as compared to $22.7 million at September 30, 1998. The provision increase is also affected by the increase in nonperforming manufactured home loans which were 2.59% of the manufactured home loan outstanding principal balance at September 30, 1999 versus .85% of the outstanding principal balance for the comparable period in 1998.

General and administrative and other operating expenses totaled approximately $7.6 million in 1999. This was an increase of $5.1 million or 204% over general and administrative expenses in 1998 of $2.5 million. The largest part of the increase is directly related to personnel costs. The Company increased its number of full time employees to 90 at September 30, 1999 resulting in personnel costs of $3.9 million for the year or an increase of 179%. This is compared to 25 full time employees with personnel costs of $1.4 million for the year ended September 30, 1998. These increases reflect the costs of the Company's expanding its manufactured home lending operations to communities outside those owned and operated by Sun and the expansion of its commercial mortgage lending business through the acquisition of Hartger & Willard in the fourth quarter of 1999.
The increase in personnel resulted in an increase in occupancy and office expenses to $817,000 for 1999 or 233% increase over the comparable period in 1998 of $245,000.

1998 COMPARED TO 1997. The Company had a loss before federal income tax benefit of $793,000 for the year ended September 30, 1998 on gross revenues of $6.1 million and expenses of $6.9 million. This is compared to a loss of $110,000 on gross revenues of $280,000 and expenses of $390,000 for the period January 2, 1997 (date of inception) through September 30, 1997. Net loss for the Company increased $464,000 versus the $110,000 loss for 1997.

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

                                        YEAR AND PERIOD ENDED SEPTEMBER 30, 1998 AND 1997
                             --------------------------------------------------------------------------------
                             AVERAGE  BALANCE   AVERAGE RATE        INTEREST      INCREASE   VARIANCE DUE TO:
                             --------------------------------------------------------------------------------
                               1998     1997     1998    1997     1998     1997   (DECREASE) VOLUME    RATE
                             --------------------------------------------------------------------------------
Interest-earning assets:
     Loans                    $51,480  $3,879    8.60%   10.83%    $3,296   $ 280  $3,016      $2,991    $  25
     Cash and equivalents       3,839       -    3.75%        -        84       -      84          84        -
                             ---------------------------------------------------------------------------------
                               55,319   3,879    8.26%   10.83%     3,380     280   3,100       3,075       25
                             ---------------------------------------------------------------------------------

Interest-bearing Liabilities
     Term loan                  4,000   3,727   11.75%    6.98%       392     195     197          20      177
     Revolving line of credit   9,540       -    7.00%        -       668       -     668         668        -
     Loans sold under          32,549       -    7.15%        -       873       -     873         873        -
     agreement to repurchase
                             ---------------------------------------------------------------------------------
                               46,089   3,727    7.52%    6.98%     1,933     195   1,738       1,561      177
                             ---------------------------------------------------------------------------------

Interest rate spread                             0.74%    3.85%
Excess average earning assets   9,230     152    8.26%   10.83%
                             ==================================

Net interest margin                              2.00%    4.12%    $1,447   $  85  $1,362      $1,514    (152)
                                                ==============================================================


Mortgage origination and refinance fees totaled $1.2 million for fiscal 1998 on the placed commercial mortgage loans. The sale of mortgage servicing rights in connection with the commercial mortgage loans originated and serviced resulted in gross revenues of approximately $600,000. No comparable is reported for fiscal 1997 as this is the first year of commercial mortgage origination for the Company.

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

Provision for credit losses increased to $147,000 or 153% in 1998 from $58,000 in 1997 due to the large increase in the manufactured home loan portfolio. Provision for loan losses is recorded in amounts sufficient to maintain an allowance at a level considered adequate to cover losses from liquidating manufactured home loans and loans sold with recourse.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the measurement of the Company's ability to have adequate cash or access to cash at all times in order to meet financial obligations when due as well as to fund corporate expansion or other activities. The Company expects to meet its liquidity requirements through a combination of working capital provided by operating activities, draws on its revolving lines of credit, advances under its master repurchase agreement, whole loan sales and possible future periodic securitizations of its loan portfolio. The Company may also issue additional shares of capital stock when it believes existing shareholders are likely to benefit from such offerings.

During the year ended September 30, 1999 the Company issued 800,330 shares of its common stock in private equity raises. The stock issuance resulted in proceeds of approximately $12 million

In connection with its initial public offering the Company entered into the Subordinated Debt Facility with Sun, which is subordinated to all senior debt of the Company. The Subordinated Debt Facility consists of a $4 million term loan with an annual interest rate of 9.75%. As of September 30, 1999, the Company also had an $18 million demand line of credit and a $10 million demand line of credit with Sun, both of which provide for an annual interest rate equal to the one month "LIBOR" rate plus 235 basis points. At September 30, 1999 and 1998 the Company owed Sun $32.0 million and $21.3 million respectively under the Subordinated Debt Facility and the revolving line of credit facilities.

In accordance with the subordinated loan agreement the Company issued detachable warrants to Sun covering 400,000 shares of common stock at a price of $10.00 per warrant share. The detachable warrants have a term of seven years and may be exercised at any time after the fourth anniversary of the issuance.

In March 1998 the Company's commercial mortgage originating subsidiary entered into a one year master repurchase agreement with a lender to finance fixed rate commercial loans secured by real estate. In September of 1998 that agreement was amended to include financing of manufactured home, floor plan and bridge loans. At September 30,1999 the maximum financing limits on the facility were $50.0 million for commercial mortgage and bridge loans and $50.0 million for manufactured home and floor plan loans . The annual interest rate on the facility is a variable rate of interest equal to "LIBOR" plus a spread, dependent on the advance rate and the asset class. As of September 30, 1999 and 1998 approximately $69.0 million and $56.9 million of borrowings respectively were outstanding under the facility.

During the years ended September 30, 1999 and 1998, the Company completed the sale of approximately $20.4 million and $11.6 million in outstanding principal balance amount of loans from its manufactured home loan portfolio. These sales resulted in approximate proceeds to the company of $21.6 million and $12.5 million respectively. In 1999 the Company also sold through securitization and whole loan sales approximately $91.6 million of outstanding principal balance of its commercial mortgage loan portfolio. The securitization and sales resulted in proceeds to the Company of $91.8 million. There were no sales of commercial mortgage loans in 1998.

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

The following table shows the Company's expected maturity dates of its assets and liabilities. For each maturity category in the table the difference between interest-earning assets and interest-bearing liabilities reflects an imbalance between repricing opportunities for the two sides of the balance sheet. The consequences of a negative cumulative gap at the end of one year suggests that, if interest rates were to rise, liability costs would increase more quickly than asset yields, placing negative pressure on earnings.


                                                                                         MATURITY
                                                           ----------------------------------------------------------------
                                                              0 TO 3      4 TO 12       1 TO 5       OVER 5
                                                              MONTHS       MONTHS       YEARS        YEARS        TOTAL
---------------------------------------------------------------------------------------------------------------------------
                                                                                      (In thousands)

Assets:
       Cash and equivalents                                $      730    $      -     $       -    $      -       $     730
       Restricted cash                                            975       2,926             -           -           3,901
       Loans receivable                                         3,683       9,253        49,659      55,292         117,887
       Servicing rights                                            93         280         1,135         612           2,120
       Other assets                                             3,048       2,109         1,232       1,671           8,060
                                                           ----------------------------------------------------------------
               TOTAL ASSETS                                $    8,529    $ 14,568     $  52,026    $ 57,575       $ 132,698
                                                           ================================================================

Liabilities:
       Advances by mortgagors                              $      971    $  2,911     $       -    $      -       $   3,882
       Accounts payable and accrued expenses                    1,216         258             -           -           1,474
       Advances under repurchase agreement                     35,892      33,134             -           -          69,026
       Subordinated debt                                         (19)        (57)         3,643           -           3,567
       Notes Payable                                                -      28,477             -           -          28,477
       Other liabilities                                            -           -             -         204             204
                                                           ----------------------------------------------------------------
               TOTAL LIABILITIES                               38,060      64,723         3,643         204         106,630
                                                           ----------------------------------------------------------------

Stockholders' Equity
       Common stock                                                 -           -             -      25,576          25,576
       Paid-in-capital                                              -           -             -         704             704
       Accumulated other comprehensive income                       -           -         (304)           -           (304)
       Retained earnings                                            -           -             -          92              92
                                                           ================================================================
               TOTAL LIABILITIES AND EQUITY                $   38,060    $ 64,723     $   3,339    $ 26,576       $ 132,698
                                                           ================================================================

       Reprice difference                                  $ (29,531)   $(50,155)     $  48,687    $ 30,999
       Cumulative gap                                      $ (29,531)   $(79,686)     $(30,999)    $      -
       Percent of total assets                               (22.25%)    (60.05%)      (23.36%)           -

Management believes the negative effect of a rise in interest rates is reduced by the anticipated short duration of the Company's loan receivables. Management intends that the loan receivables will be securitized or sold as part of a whole loan sale prior to the end of fiscal 2000. Proceeds from the securitization or whole loan sales would be used to pay down the corresponding debt. If the Company were unable to securitize or sell the loans it would be necessary to renegotiate the master repurchase agreement described in Note G to the Consolidated Financial Statements, to extend the maturity date of the advances under repurchase. The instruments held by the Company are held for purposes other than trading.

The Company also manages interest rate risk through the use of forward sales of U.S. Treasury securities, Treasury rate locks and forward interest rate swaps to hedge a portion of the fixed rate loans in the commercial loan portfolio. The Company uses these instruments in an attempt to reduce risk by essentially creating offsetting market exposures.

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

A forward interest rate swap is an obligation to enter into a swap or cash settlement on a future date for the difference between the market rate on that date and an agreed upon swap rate. This transaction is similar to a Treasury rate lock in that it allows the Company to lock in a rate starting in the future. The difference is that you will be locking in a future swap rate, not a forward treasury yield. A forward interest rate swap allows the positive or negative effect of a change in the value of the underlying loans to be offset by the positive or negative payment on the settlement of the hedging transaction. If interest rates rise the value of the loan portfolio will have decreased but the decrease will be offset by an increase in the value of the hedge equal to approximately the present value of decrease in value of the hedged loan portfolio. If interest rates are declining the reverse would hold true, The value of the loan portfolio will increase and be offset by a decrease in the value of the swap approximately equal to the present value of the hedged loan portfolio increase.

The following table shows the Company's financial instruments and derivative instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at September 30, 1999.

                                                                             CONTRACTUAL
                                                                               MATURITY
                                     --------------------------------------------------------------------------------------------
                                                                                                                          TOTAL
                                            2000         2001        2002        2003      2004        THEREAFTER      FAIR VALUE
                                     --------------------------------------------------------------------------------------------
Interest sensitive assets:
     Loans receivable                     $ 13,119    $ 10,762     $ 8,631     $ 9,603    $10,681       $ 66,753         $119,549
     Average interest rate                   8.80%       8.80%       8.80%       8.80%      8.80%          8.80%            8.80%

     Interest bearing deposits               4,283           -           -           -          -              -            4,283
     Average interest rates                  2.33%           -           -           -          -              -            2.33%


     Hedging transactions                        -           -           -           -          -         22,639           22,639
     Average interest rate                       -           -           -           -          -          6.31%            6.31%


                                     --------------------------------------------------------------------------------------------
Total interest sensitive assets          $  17,402     $10,762     $ 8,631     $ 9,603   $ 10,681       $ 89,392         $146,471
                                     ============================================================================================

Interest sensitive liabilities:
  Borrowings:
     Advances under repurchase           $  69,026     $     -     $     -     $     -   $      -       $      -         $ 69,026
     Average interest rate                   6.33%           -           -           -          -              -            6.33%

     Subordinated debt                           -           -           -           -          -          3,567            3,567
     Average interest rate                       -           -           -           -          -         11.68%           11.68%

     Note payable                           27,966           -           -           -          -              -           28,477
     Average interest rate                   7.62%           -           -           -          -              -            7.62%
                                     --------------------------------------------------------------------------------------------
Total interest sensitive liabilities     $  96,992     $     -      $    -      $    -    $     -     $    3,567         $101,070
                                     ============================================================================================



FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report on Form 10-K, including statements relating to the Company's strategic objectives and future performance, which are not historical fact, may be deemed to be forward-looking statements under the federal securities laws. There are many important factors that could cause the Company's actual results to differ materially from those indicated. Such factors include, but are not limited to general economic conditions; interest rate risk; demand for the Company's services; the impact of certain covenants in loan agreements of the Company; the degree to which the Company is leveraged; the continued availability of the Company's credit facilities; the risk of margin calls on the Company's credit facilities and hedge positions; the performance of the Company's subsidiaries; the Company's year 2000 issues; and other risks identified in the Company's Securities and Exchange Commission filings. In addition, past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance.

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

The Company continues to obtain statements of compliance from its external vendors and business relationships to verify that they are year 2000 compliant. This part of Phase II was also expected to be completed by the second quarter of 1999. While the Company has received statements of compliance from the majority of its outside vendors, it has not received all statements requested. The Company will continue to obtain the necessary statements of compliance from vendors and outside business relationships that it has defined as critical.

In the event the Company does not complete any additional phases of Year 2000 readiness, under "worst case scenario" the Company would be required to process certain transactions manually, which may effect customer service. In addition, disruptions in the economy generally resulting from Year 2000 issues could materially affect the Company. The Company could be subject to litigation for equipment shutdown or failure to properly date customer records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Year 2000 compliance costs to date have totaled approximately $65,000. The majority of the cost is estimated MIS personnel expense required for identifying, testing and, where necessary, updating critical systems. The cost also includes the replacement of some non-compliant hardware. The Company currently estimates the total costs of the year 2000 project will not be material to its financial position or results of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 1998 the Financial Accounting Standards Board issued Statement of Position Number 98-5 (SOP 98-5) "Reporting on the Cost of Start-Up Activities". This statement, which is required to be adopted for fiscal years beginning after December 15, 1998 establishes guidance for the accounting of start-up activities. It states that the cost of start-up activities, including organizational costs, should be expensed as incurred. The Company has deferred organizational costs related to the formation of its manufactured home lending subsidiary and the filing of its application to become a unitary thrift holding company and for the formation of a federally chartered savings bank. As of September 30, 1999 those costs totaled approximately $682,000. Any remaining unamortized balance at will be expensed.

In June 1998 Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. SFAS 133 requires all derivative instruments to be recorded on the balance sheet at estimated fair value. Changes in the fair value of derivative instruments are to be recorded each period either in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, on the type of hedge transaction. SFAS 133 is effective for the year 2001. The Company is currently evaluating the impact of SFAS 133; at present the Company does not believe it will have a material effect on the consolidated financial position or results of operations.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     BINGHAM FINANCIAL SERVICES CORPORATION
                   FINANCIAL STATEMENTS FURNISHED PURSUANT TO
                          THE REQUIREMENTS OF FORM 10-K

                                       AND
                       REPORTS OF INDEPENDENT ACCOUNTANTS
        FOR THE YEARS AND PERIOD ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                     BINGHAM FINANCIAL SERVICES CORPORATION
                         INDEX TO FINANCIAL STATEMENTS



                                                                                           Page
                                                                                           ----

Reports of Independent Accountants..........................................................29
Financial Statements:
Consolidated Balance Sheets - September 30, 1999 and 1998...................................31
Consolidated Income Statements for the years and period ended
         September 30, 1999, 1998 and 1997..................................................32
Consolidated Statements of Changes in Stockholders' Equity for the
         years and period ended September 30, 1999, 1998 and 1997...........................33
Consolidated Statements of Cashflows for the years and period ended
         September 30, 1999, 1998 and 1997..................................................34
Notes to Consolidated Financial Statements..................................................35


                          Independent Auditor's Report



To the Board of Directors
Bingham Financial Services Corporation


We have audited the accompanying consolidated balance sheet of Bingham Financial Services Corporation as of September 30, 1999 and the related consolidated statements of changes in stockholders' equity, income and cash flows for the year ended September 30, 1999. These consolidated financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bingham Financial Services Corporation as of September 30, 1999 and the consolidated results of their operations and their cash flows for the year ended September 30, 1999, in conformity with generally accepted accounting principles.


Plante & Moran, LLP

Southfield, Michigan
December 22, 1999

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Bingham Financial Services Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and changes in stockholders' equity and of cash flows, as included in 1999 Form 10K present fairly, in all material respects, the financial position of Bingham Financial Services Corporation and its subsidiaries at September 30, 1998 and the results of their operations and their cash flows for the year ended September 30, 1998 and for the period from January 2, 1997 (date of inception) through September 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

Detroit, Michigan
December 18, 1998

                     BINGHAM FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT FOR SHARES)








                                                                                        SEPTEMBER 30,
                                                                  ---------------------------------------------------------
                                      ASSETS                              1999                                1998
                                                                  ---------------------------------------------------------


Cash and equivalents                                                        $      730                        $      1,979
    Restricted cash                                                              3,901                               2,253
    Loans receivable                                                           117,887                              86,075
    Servicing rights                                                             2,120                                 156
    Property and equipment, net                                                  1,100                                 655
    Other assets                                                                 6,960                               3,741
                                                                        --------------                     ---------------
           Total assets                                                     $  132,698                        $     94,859
                                                                        ==============                     ===============


    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Advances by mortgagors                                                   $   3,882                        $      2,238
    Accounts payable and accrued expenses                                        1,474                                 636
    Advances under repurchase agreements                                        69,026                              56,892
    Subordinated debt, net of debt discount of $433                              3,567                               3,490
    Note payable                                                                28,477                              17,848
                                                                        --------------                     ---------------
          Total liabilities                                                    106,426                              81,104
                                                                        --------------                     ---------------
    Minority Interest
                                                                                   204                                 298
                                                                        --------------                     ---------------

Stockholders' equity
    Preferred stock, no par value, 10,000,000 shares
         Authorized; no shares issued and outstanding
                                                                                     -                                   -
    Common Stock, no par value, 10,000,000 shares
         Authorized; 2,528,473 and 1,576,818 shares issued
         and outstanding at 1999 and 1998, respectively                         26,696                              13,608

    Paid-in capital                                                                619                                 533
    Accumulated other comprehensive loss                                          (304)                                  -
    Unearned stock compensation                                                 (1,035)                                  -
    Retained earnings (deficit)                                                     92                                (684)
                                                                        --------------                     ---------------
          Total stockholders equity                                             26,068                              13,457
                                                                        --------------                     ---------------
          Total liabilities and stockholders' equity                        $  132,698                        $     94,859
                                                                        ==============                     ===============

The accompanying notes are an integral part of these financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
        FOR THE YEARS AND PERIOD ENDED SEPTEMBER 30, 1999, 1998 AND 1997
                       (IN THOUSANDS, EXCEPT FOR SHARES)





                                                                                                         PERIOD
                                                                               YEAR ENDED              JANUARY 2 TO
                                                                              SEPTEMBER 30,            SEPTEMBER 30,
REVENUES                                                                1999               1998           1997
                                                                       ----------------------------------------------------

    Interest income on loans                                            $     9,477         $    3,296           $      280
    Mortgage origination and servicing fees                                   2,069              1,361                    -
    Gain on sale of loans                                                     4,399                738                    -
    Sale of servicing rights                                                      -                618                    -
    Other income                                                                332                128                    -
                                                                       ----------------------------------------------------
          Total revenues                                                     16,277              6,141                  280
                                                                       ----------------------------------------------------

COSTS AND EXPENSES
    Interest expense                                                          6,856              1,933                  195
    Provision for credit losses                                                 653                147                   58
    Provision for unrealized hedge loss                                           -              2,400                    -
    General and administrative                                                5,215              1,250                    -
    Other operating expenses                                                  2,336              1,204                  137
                                                                       ----------------------------------------------------
          Total costs and expenses                                           15,060              6,934                  390
                                                                       ----------------------------------------------------
          Income (loss) before income tax expense (benefit)                   1,217              (793)                (110)
    Federal income tax expense (benefit)                                        441              (219)                    -
                                                                       ----------------------------------------------------
            Net income (loss)                                           $       776         $    (574)          $     (110)
                                                                       ====================================================

    Weighted average common shares outstanding                            1,966,288          1,261,031
                                                                       ===============================

    Weighted average common shares outstanding,
           Diluted                                                        2,145,939
                                                                       ============

    Earnings (loss) per share:
          Basic                                                         $      0.39         $    (0.46)
                                                                       ================================
          Diluted                                                       $      0.36         $    (0.46)
                                                                       ================================


The accompanying notes are an integral part of these financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        FOR THE YEARS AND PERIOD ENDED SEPTEMBER 30, 1999, 1998 AND 1997
                       (IN THOUSANDS, EXCEPT FOR SHARES)


                                                                    ACCUMULATED
                                                                       OTHER         UNEARNED      RETAINED         TOTAL
                                          COMMON       PAID-IN     COMPREHENSIVE      STOCK        EARNINGS     STOCKHOLDER'S
                                           STOCK       CAPITAL          LOSS       COMPENSATION    (DEFICIT)        EQUITY
                                       ------------------------------------------------------------------------------------------

Balance January 2, 1997                   $       -    $       -       $      -    $               $      -     $           -

Issuance of 100 shares
    of common stock
Comprehensive loss:
Net loss                                                                                               (110)             (110)
                                       ------------------------------------------------------------------------------------------
Balance, October 1, 1997                          -            -              -                        (110)             (110)

Issuance of 1,295,000 shares
    of common stock                          11,583                                                                    11,583
Issuance of 281,818 shares of
    common stock in conjunction
    with acquisition                          2,025         (119)                                                       1,906
Issuance of 400,000 warrants
    with subordinated debt                                   577                                                          577
Option amortization                                           75                                                           75
Comprehensive loss:
Net loss                                                                                               (574)             (574)
                                       ------------------------------------------------------------------------------------------
Balance, September 30, 1998                  13,608          533              -                        (684)           13,457

Issuance of 867,001 shares
    of common stock                          11,968                                                                    11,968
Issuance of 84,658 restricted
    stock awards                              1,120            -              -       (1,120)             -                 -
Restricted stock award amortization                            -                          85                               85
Option amortization                                           86                                                           86

Net income                                                                                              776               776
Comprehensive income:
     Unrealized loss on securities
     available for sale, net of tax                                        (304)                                         (304)
                                                                                                                -----------------
           Total comprehensive income                                                                                     472
                                       ------------------------------------------------------------------------------------------
Balance, September 30, 1999               $  26,696    $     619       $   (304)   $  (1,035)      $     92     $      26,068
                                       ==========================================================================================


The accompanying notes are an integral part of these financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENT OF CASHFLOWS
        FOR THE YEARS AND PERIOD ENDED SEPTEMBER 30, 1999, 1998 AND 1997
                                 (IN THOUSANDS)



                                                                                                            PERIOD
                                                                                   YEAR ENDED            JANUARY 2 TO
                                                                                  SEPTEMBER 30,          SEPTEMBER 30,
                                                                           1999                 1998          1997
                                                             ---------------------------------------------------------


Cash flows from operating activities:
       Net income                                                     $        776        $    (574)       $     (110)
       Adjustments to reconcile net income to net
             cash provided by operating activities:
         Provision for unrealized hedge (gain) loss                        (2,400)             2,400
         Provision for credit losses                                           653               147                58
         Depreciation and amortization                                       1,135               516                18
         Originations of loans held for sale                             (144,344)          (92,806)           (9,844)
         Principal collections on loans held for sale                        3,256             2,191               244
         Proceeds from sale of loans held for sale                         113,494            12,513
         Gain on sale of investment securities                                 (3)              (13)                 -
         Gain on sale of loans                                             (1,999)             (738)                 -
        Increase in other assets                                           (5,320)           (2,386)             (129)
        Increase in other liabilities                                        3,860               115               210
                                                                     -------------------------------------------------
              Net cash provided (used)  by operating
      activities                                                          (39,892)          (78,635)           (9,553)
                                                                     -------------------------------------------------

 Cash flows from investing activities:
         Purchase of Hartger & Willard                                     (1,900)                 -                 -
         Purchase of investment securities                                 (1,529)                 -                 -
         Proceeds from the sale of investment securities                       369                71                 -
         Capital expenditures                                                (486)              (27)                 -
                                                                     -------------------------------------------------
                Net cash used in investing activities                      (3,545)                44                 -
                                                                     -------------------------------------------------

 Cash flows from financing activities:
         Issuance of common stock                                           11,968            11,582                 -
         Issuance of subordinated debt, including discount                       -             4,000                 -
         Advances under repurchase agreements                               98,990            56,892                 -
         Repayment of advances under repurchase agreements                (86,855)
         Advances on note payable                                          109,164            30,117             9,553
         Repayment of note payable                                        (100,079)          (22,021)                -
                                                                     -------------------------------------------------
                Net cash provided by financing activities                   33,188            80,570             9,553
                                                                     -------------------------------------------------

 Net change in cash and cash equivalents                                   (1,249)             1,979                 -
 Cash and cash equivalents, beginning of period                              1,979                 -                 -
                                                                     -------------------------------------------------
 Cash and cash equivalents, end of period                             $        730         $   1,979       $         -
                                                                     =================================================


The accompanying notes are an integral part of these financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ----------------

A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS: The Company was incorporated for the purpose of providing financing to residents living in manufactured housing communities for the purchase of new and used manufactured homes. The Company originates conventional loans that generally range in size from $4,500 to $90,000 and have a term of 5-25 years. The Company has focused its marketing efforts principally through manufactured home community owners and operators. This effort has traditionally been targeted at Sun Communities, where the Company's services are offered as the preferred source of financing. However, the Company has expanded its manufactured home lending activities through the use of "dealer networks" to communities not owned and operated by Sun to the extent that now 75% of manufactured home lending is done outside the Sun owned and operated communities. The Company continues to take the steps necessary to capture a greater share of the loans generated by home purchasers and owners in Sun Communities as well as dealer generated loans.

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

     CASH AND CASH EQUIVALENTS: Cash and cash equivalents represent short-term highly liquid investments with original maturities of three months or less and include cash and interest bearing deposits at banks. The Company has restricted cash related to serviced loans held by others that is held in trust for subsequent payment to the owners of those loans.

     LOANS RECEIVABLE: Loans receivable consist of commercial real estate loans and manufactured home loans. The commercial loans primarily consist of fixed rate loans collateralized by mortgages on commercial property. Commercial loans originated are either sold immediately to permanent investors or held for sale. Manufactured home loans are conventional fixed rate loans under contracts collateralized by the borrowers' manufactured homes. Manufactured home loans are also held for sale.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ----------------

     Loans receivable are carried at the lower of cost or market value determined on an aggregate basis. Loans receivable include accrued interest and are net of deferred hedging gains or losses and an allowance for expected losses.

     DERIVATIVE FINANCIAL INSTRUMENTS: The Company uses forward sales of U.S. Treasury securities, Treasury rate locks and forward interest rate swaps to hedge a portion its commercial mortgage loan portfolio. These instruments are used as a means to hedge interest rate risk connected to anticipated sales or securitizations of the commercial mortgage loans. The Company's accounting for derivative financial instruments that are used to manage risk is in accordance with the concepts established in SFAS No. 80, "Accounting for Futures Contracts".

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

     SERVICING RIGHTS: The Company accounts for servicing rights in accordance with SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"). SFAS 125 requires that a separate asset or liability be recorded representing the right or obligation to service loans for others. A servicing asset or liability is determined by allocating the loans' previous carrying amount between the servicing asset and the loans that were sold, based on their relative fair values at the date of sale. The fair value of the servicing asset or liability is based on an analysis of discounted cash flows that incorporates estimates of market servicing costs, projected ancillary servicing revenue, projected prepayment rates and market profit margins.

     Servicing rights are periodically assessed for impairment based on the fair value of those rights calculated on a discounted basis. This assessment is performed on a disaggregated basis, stratified by mortgage type and term. Identified impairments are recognized through a valuation allowance.

     INTEREST ON LOANS: Interest on loans is credited to income when earned. An allowance for interest on loans is provided when a loan becomes more than 75 days past due as the collection of these loans is considered doubtful.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ----------------

     LOAN FEES: Loan origination fees and certain direct loan origination costs are deferred and recognized over the expected lives of the related loans as an adjustment of the yields using a level-yield method.

     REPOSESSED HOMES: Manufactured homes acquired through foreclosure or similar proceedings are recorded at the lower of the related loan balance plus any operating expenses of such homes or the estimated fair value of the home at acquisition date.

     OTHER COMPREHENSIVE INCOME: The Company adopted SFAS No. 130, "Reporting Comprehensive Income," as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, however, such as unrealized gains and losses on available-for-sale securities, are reported as a direct adjustment to the equity section of the balance sheet. Such items, along with net income, are considered components of comprehensive income under the new standard.

     Accumulated other comprehensive income at September 30, 1999 is comprised solely of unrealized losses on available-for-sale securities, net of tax benefit of $158,000.

     OTHER ASSETS: Other assets is comprised of margin deposits with brokers, organization and licensing costs, prepaid expenses, investment securities deferred financing costs, goodwill and other miscellaneous receivables. Organization and licensing costs are amortized on a straight-line basis over a five-year life. Deferred financing costs are capitalized and amortized over the life of the corresponding line of credit.

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

     PER SHARE DATA: Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average common shares outstanding. In the computation of fully diluted earnings per share, the treasury stock method of determining weighted average shares is required, which assumes the exercise of existing stock options and the repurchase of shares with the proceeds. At September 30, 1998 there were approximately 260,000 potential shares of common stock from stock options and warrants outstanding. Had these stock options and warrants been exercised in 1998 they would have had an anti-dilutive effect on the net loss. The effect of the anti-dilutive shares is not included in the earnings per share calculation for 1998.

     The following table presents a reconciliation of the numerator (income applicable to common shareholders) and denominator (weighted average common shares outstanding) for the basic loss per share calculation:

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ----------------

                                                             SEPTEMBER 30,
                                      --------------------------------------------------------------
                                                  1999                        1998
                                      --------------------------------------------------------------
                                                (In thousands, except earnings per share)

                                                          Earnings                  Earnings (loss)
                                           Shares         per share      Shares        per share
                                      --------------------------------------------------------------



Basic earnings (loss) per share             1,966          $   0.39       1,261      $    (0.46)

Net dilutive effect of:
    Options                                    22                 -           -                -
    Warrants                                  158            (0.03)           -                -
                                      --------------------------------------------------------------
Diluted earnings (loss) per share           2,146          $   0.36       1,261      $    (0.46)
                                      ==============================================================


     SECURITIES: All securities owned as of September 30, 1999 are classified as securities available for sale. Using the specific identification method, such securities are carried at market value with a corresponding market value adjustment carried as a separate component of the equity section of the balance sheet on a net of tax basis. The adjusted cost of the securities would be used to compute realized gains or losses if the securities are sold.

     RECENT ACCOUNTING PRONOUNCEMENTS: In April 1998 the Financial Accounting Standards Board issued Statement of Position Number 98-5 (SOP 98-5) "Reporting on the Cost of Start-Up Activities". This statement, which is required to be adopted for fiscal years beginning after December 15, 1998 establishes guidance for the accounting of start-up activities. It states that the cost of start-up activities, including organizational costs, should be expensed as incurred. The Company has deferred organizational and start up costs related to the formation of its manufactured home lending subsidiary and the filing of its application to become a unitary thrift holding company and for the formation of a federally chartered savings bank. As of September 30, 1999 those costs totaled approximately $682,000. Any remaining unamortized balance at October 1, 1999 will be expensed.

     In June 1998 Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. SFAS 133 requires all derivative instruments to be recorded on the balance sheet at estimated fair value. Changes in the fair value of derivative instruments are to be recorded each period either in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, on the type of hedge transaction. SFAS 133 is effective for the year 2000. The Company is currently evaluating the impact of SFAS 133; at present the Company does not believe it will have a material effect on the consolidated financial position or results of operations.


B.   ACQUISITIONS

     In March 1998 the Company acquired 100% of the outstanding stock of Bloomfield Acceptance Company, L.L.C. ("Bloomfield") and Bloomfield Servicing Company, L.L.C. ("Bloomfield Servicing") for 281,818 shares of the Company's common stock valued at approximately $2.1 million. Bloomfield is engaged in the business of the origination of mortgages and real estate

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                ----------------

     lending. Loans originated by Bloomfield primarily consist of fixed rate loans secured by mortgages on commercial property. Bloomfield Servicing was formed to service the loans originated by Bloomfield and other investors.

     In addition to the shares of common stock issued to the former owners of Bloomfield and Bloomfield Servicing, additional consideration of up to $500,000, in the form of the Company's common stock, will be paid to the owners subject to the performance of the merged entities after a two year period following the date of merger.

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

     On July 1, 1999 pursuant to a Reorganization Agreement dated as of June 30, 1999 (the "Reorganization Agreement") the Company acquired all of the issued and outstanding stock of Hartger and Willard Mortgage Associates, Inc. ("Hartger & Willard") from DMR Financial Services, Inc. ("DMRFS"), an affiliate of Detroit Mortgage and Realty Company ("DMR"). Pursuant to the terms of the agreement, 66,667 shares of Bingham common stock, without par value, were issued to DMRFS.

     In connection with the acquisition of Hartger & Willard the Company loaned $1.5 million to DMRFS pursuant to a Promissory Note dated July 31, 1999. The loan was guaranteed by DMR and secured by the pledge of the 66,667 shares of Bingham common stock DMRFS received in the acquisition. The Company has the right to cause DMRFS to surrender the pledged shares in full payment of the principal amount of the loan and has demanded their surrender. The effect of this transaction is that the Company has acquired the Hartger & Willard shares for $1.5 million in cash.

     The Hartger & Willard acquisition was accounted for as a purchase. The results of operations for the year ended September 30, 1999 include the results of operations for the acquired company since the date of the acquisition.

     The aggregate purchase price for the acquisition of $1.9 million, including expenses of the acquisition, was allocated to the assets acquired and liabilities assumed based on the related fair values at the date of acquisition. The excess of the aggregate purchase price over the fair values of the assets acquired and liabilities assumed has been allocated to goodwill and is being amortized on a straight-line method over 20 years.

     In conjunction with the acquisition in July, 1999, liabilities assumed and other non-cash consideration was as follows (in thousands, unaudited):


  Fair value of assets acquired                                            $           1,753
  Goodwill                                                                               151
  Cash paid in consideration and expenses of company acquired                        (1,900)
                                                                           -----------------
  Liabilities assumed                                                      $               4
                                                                           =================

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                ----------------

     The following table summarizes pro forma unaudited results of operations as if the acquisition completed during 1999 had occurred at the beginning of each year presented:




                                                                  SEPTEMBER 30,
                                                      -----------------------------------------
                                                             1999              1998
     ------------------------------------------------------------------------------------------
                                                      (In thousands, except earnings per share)
     Revenues                                                 $    16,933         $    8,074
     Income before income taxes                                     1,158               (521)
     Net income                                                       733               (400)
     Basic earnings (loss) per share                          $      0.37          $   (0.32)
     Diluted earnings (loss) per share                               0.34              (0.32)

C.   LOANS RECEIVABLE

     The carrying amounts and fair values of loans receivable consisted of the following:

                                                                              SEPTEMBER 30,
                                                   ---------------------------------------------------------------
                                                              1999                             1998
                                                   ---------------------------------------------------------------
                                                     Book Value    Market Value      Book Value     Market Value
     -------------------------------------------------------------------------------------------------------------
                                                                                ( In thousands)
     Manufactured home loans                            $  64,501      $  66,114        $  22,674        $  24,098
     Commercial loans                                      52,904         52,695           65,546           61,722
     Accrued interest receivable                              740            740              440              440
     Valuation allowance                                        -              -                -          (2,400)
     Reserve for credit loss                                (258)              -            (185)                -
                                                   ---------------------------------------------------------------
                                                       $  117,887     $  119,549        $  86,075        $  86,260
                                                   ===============================================================

     The carrying amount of loans receivable includes a valuation allowance as a result of the inclusion of the loss on the hedge positions. The entire loss was recovered in 1999. The following table shows the valuation allowance and any related additions or deductions:

                                                                  1999                  1998
                ------------------------------------------------------------------------------
                                                                              (In thousands)
                Balance at beginning of year                    $  2,400             $       0
                 Recovery adjustment                             (2,400)                 2,400
                                                            ----------------------------------
                    Balance at end of year                      $      -             $   2,400
                                                            ==================================

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                ----------------

     The following table sets forth the average loan balance, weighted average loan yield and weighted average initial term of the loan portfolio:


                                                                        SEPTEMBER 30,
                                            --------------------------------------------------------------------
                                                  1999              1998              1999           1998
                                            --------------------------------------------------------------------
                                                     Manufactured Home                    Commercial Mortgage
     -----------------------------------------------------------------------------------------------------------
     Principal balance loans receivable, net          $  64,730        $  22,673        $  53,157      $  61,978
     Number of loans receivable                           2,190              803               20             13
     Average loan balance                             $      29        $      29        $   2,645          4,767
     Weighted average loan yield                         11.33%            10.9%             8.5%           7.6%
     Weighted average initial term                     22 Years         22 years        5.8 years      9.7 years

     The following table sets forth the concentration by state of the loan portfolio:


                                                          SEPTEMBER 30,
                 -----------------------------------------------------------------------------------------------

                         1999                     1998                               1999                  1998
                 -----------------------------------------------------------------------------------------------
                             Manufactured Home                                 Commercial Mortgage
                 -----------------------------------------------------------------------------------------------
                  Principal     %      Principal         %          Principal     %      Principal       %
                 -----------------------------------------------------------------------------------------------
                                (Dollars in thousands)                             (Dollars in thousands)
     Michigan         25,102    38.9%        9,177       40.5%          11,338    21.4%      29,107        44.4%
     Indiana          10,128    15.7%        5,729       25.3%               -        -           -            -
     Arizona               -        -            -           -          17,431    32.9%       9,953        15.2%
     Texas             5,516     8.6%        1,859        8.2%           1,807     3.4%           -            -
     Florida           6,142     9.5%        1,805        8.0%           5,980    11.3%      14,260        21.8%
     California            -        -            -           -           4,651     8.8%       8,504         0.13
     Other            17,613    27.3%        4,104       18.1%          11,697    22.1%       3,722         5.6%


     The manufactured home contracts are collateralized by manufactured homes which range in age from 1963 to 1999, with approximately 60% of the manufactured homes built since 1997.

     The following table sets forth the number and value of loans for various terms for the manufactured home loan portfolio:

                                                           SEPTEMBER 30,
                                    ----------------------------------------------------------
                     TERM                               1999                          1998
                     -------------------------------------------------------------------------
                                     Number of     Principal         Number of      Principal
                                       Loans        Balance            Loans         Balance
                                    ----------------------------------------------------------
                                                       (Dollars in thousands)
                     5 or less            55        $  393                27           $   209
                     6-10                210         2,488                88             1,073
                     11-12                 9           148                 9               100
                     13-15               274         4,542               104             1,876
                     16-20               503        12,603               210             6,020
                     21-25             1,102        42,833               363            13,291
                     26-30                37         1,494                 2               105

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                ----------------

     The commercial mortgage loans have amortization terms of between 25 and 30 years. In most cases they also have a hyper-amortization feature that takes effect if the loan is not repaid on its anticipated repayment date. At that time the interest rate increases and any excess cash flows from the project are used to pay down the principal balance.

     Delinquency statistics for the manufactured home loan portfolio are as follows:

                                                    SEPTEMBER 30
                       ----------------------------------------------------------------------
                                  1999                                  1998
                       ----------------------------------------------------------------------
     Days              No. of   Principal    % of            No. of    Principal     % of
     Delinquent         Loans    Balance   Portfolio         Loans      Balance    Portfolio
     ----------------------------------------------------------------------------------------
                                            (Dollars in thousands)
     31-60                  60      $ 1,748       2.7%             31       $  730       3.2%
     61-90                  20          706       1.1%             18          508       2.2%
     Greater than 90        40          988       1.5%             16          357       1.6%

     No commercial mortgage loans were delinquent as of September 30, 1999 or 1998.

D.   ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses and related additions and deductions to the allowance for the years ended September 30, 1999, 1998 and 1997 were as follows:


                                                         1999           1998          1997
     ----------------------------------------------------------------------------------------
                                                                   (In thousands)
     Balance at beginning of year                      $       185     $      58      $     -
     Provision for loan losses                                 653           166           58
     Net losses                                              (580)          (39)            -
                                                       --------------------------------------
         Balance at end of year                        $       258     $     185      $    58
                                                       ======================================

E.   SERVICING RIGHTS

     Changes in servicing rights are summarized as follows:


                                                                      1999             1998
     ------------------------------------------------------------------------------------------
                                                                           (In thousands)
     Balance at beginning of year                                     $   156            $    -
     Addition through acquisition of Bloomfield Servicing                   -               552
     Purchased servicing rights                                         1,376               104
     Originated serving rights                                            735
     Amortization                                                        (94)              (28)
     Sales                                                               (53)             (472)
                                                                      -------------------------
         Balance at end of year                                       $ 2,120            $  156
                                                                      =========================

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                ----------------

     Bloomfield Servicing ("BSC") the Company's loan servicing subsidiary, services commercial real estate loans that Bloomfield Acceptance originates as well as commercial real estate loans on behalf of twenty seven institutional investors. BSC also acts as the sub-servicer on the approximately $80 million of commercial mortgage loans the Company securitized and sold in June 1999. As of September 30, 1999 and 1998, BSC's commercial mortgage loan servicing portfolio totaled approximately $900 million and $374 million respectively.

     BSC also services the manufactured home loans originated by the Company and held in its loan portfolio as well as manufactured home loans originated by the Company and sold with the servicing rights retained. The manufactured home loan servicing portfolio totaled $83 million at September 30, 1999. There were no manufactured home loans serviced by BSC as of September 30, 1998.

F.   PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows:


                                                                   SEPTEMBER 30,
                                                               ------------------------
                                                                1999             1998
     ----------------------------------------------------------------------------------
                                                                   (In thousands)
     Cost:
       Furniture and fixtures                                  $    327         $   159
       Leasehold improvements                                        46              33
       Capitalized Software                                         322             322
       Computer equipment                                           556             175
                                                               ------------------------
                                                                  1,251             689
     Less accumulated depreciation                                  151              34
                                                               ------------------------
                                                               $  1,100         $   655
                                                               ========================

     Depreciation expense was $116,000 and $33,700 in 1999 and 1998 respectively.

G.   DEBT

     In connection with its initial public offering The Company entered into a subordinated loan agreement with Sun. The subordinated loan agreement currently provides for a subordinated debt facility which indebtedness shall be subordinated to all senior debt of the Company. The facility consists of a $4 million term loan with an annual interest rate of 9.75%. As of September 30, 1999 the Company also had a $10 million demand line of credit and an $18 million demand line of credit with Sun, both of which provide for an annual interest rate equal to the one month "Libor" rate plus a spread. At September 30, 1999 the Company had used $32.0 million of the subordinated debt and demand line of credit facilities. In accordance with the subordinated loan agreement the Company issued detachable warrants to Sun covering 400,000 shares of common stock at a price of $10.00 per

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                ----------------

     warrant share. The detachable warrants have a term of seven years and may be exercised at any time after the fourth anniversary of the issuance.
     In March 1998 the Company's commercial mortgage originating subsidiary entered into a one year master repurchase agreement with a lender to finance fixed rate commercial loans secured by real estate. In September of 1998 that agreement was amended to include financing of manufactured home, floor plan and bridge loans. At September 30,1999 the maximum financing limits on the facility were $50 million for commercial mortgage and bridge loans and $50 million for manufactured home and floor plan loans. The annual interest rate on the facility is a variable rate of interest equal to "LIBOR" plus a spread, dependent on the advance rate and the asset class. The loans are sold at 85- 92% of the then current face value, depending on the asset class and certain concentration constraints. The repurchase transactions are for 30 days and may be rolled over for up to nine months.

     At September 30, 1999 and 1998 debt outstanding was as follows:

                                                           SEPTEMBER 30,
                                                  -------------------------------
                                                        1999           1998
                                                  -------------------------------
                                                           (In thousands)
     Loans sold under agreements to repurchase    $      69,026      $     56,900
     Demand line of credit                               28,477            17,800
     Term loan, net of discount                           3,567             3,500
                                                  -------------------------------
                                                  $     101,070      $     78,200
                                                  ===============================

H.   SUN COMMUNITIES AGREEMENT

     As of September 30, 1997 the Company entered into an agreement with Sun Communities. Pursuant to the agreement, options were granted to Sun September 30, 1997 and will vest if, and only if, Sun is a party to and in compliance with the terms of the agreement on the vesting date and on December 31 of the previous year. The options will vest in eight equal annual amounts, each consisting of 41,250 options, on January 31, 2001 through 2008. The options may be exercised at any time after vesting until expiration ten years after the date of vesting. Each option vesting January 31, 2001 to 2003 will entitle the holder to purchase one share of common stock for a purchase price of $10. Each option vesting on January 31, 2004, 2005 and 2006 will entitle the holder to purchase one share of common stock for $12. Each option vesting on January 31, 2007 and 2008 will entitle the holder to purchase one share of common stock for $14.

     The Company recognizes service costs related to the options based on the fair value method as prescribed by Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock based Compensation". Fair value is determined using quoted market prices. Service costs are amortized based on the vesting periods of the options. Amortization for the years ended September 30, 1999 and 1998 was $86,400 and $74,700 respectively.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            ----------------


I. STOCK OPTION PLAN

     The Company has stock option plans in which 248,915 shares of common stock have been reserved for issuance as of September 30, 1999. Under the plans, the exercise price of the options will not be less than the fair market value of the common stock on the date of grant. The date on which the options are first exercisable is determined by the administrator of the Company's stock option plan, the Compensation Committee of the Board of Directors or the entire Board of Directors, and options generally have vested over a three-year period from the date of grant. The term of an option may not exceed ten years from the date of grant.

     The Company has adopted the disclosure requirements of Statements of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." Accordingly, the fair value of each option granted in 1999 and 1998 was estimated using the Black-Scholes option pricing model based on the assumptions stated below:


                                                                          1999           1998
     -------------------------------------------------------------------------------------------
     Estimated weighted average fair value
     per share of options granted                                         $  4.39       $  5.44

     Assumptions:
             Annualized dividend yield                                        --%           --%
             Common stock price volatility                                 50.16%        44.14%
             Weighted average risk free rate of return                      5.31%         5.83%
             Weighted average expected option term (in years)
                                                                              6.0           6.0

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                ----------------

     The Company has elected to measure compensation cost using the intrinsic value method, in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly since all options are granted at a fixed price not less than the fair market value of the Company's common stock on the date of grant, no compensation cost has been recognized for its stock option plan. Had stock option costs of the plan been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology of SFAS 123, the pro forma effects on the Company's net income and earnings per share would be as follows:

                                                                      1999          1998
     ------------------------------------------------------------------------------------------
                          (Dollars in thousands, except earnings per share)
     Net income (loss) as reported                                $      776        $     (489)
     Stock option compensation cost                                      346                143
                                                                  -----------------------------
             Pro forma net income (loss)                          $      430        $     (632)
                                                                  =============================

     Basic income (loss) per share as reported                    $     0.39        $    (0.46)
     Stock option compensation cost                                     0.18               0.11
                                                                  -----------------------------
             Pro forma earnings (loss) per share                  $     0.21        $    (0.57)
                                                                  =============================

     Diluted earnings (loss) per share as reported                $     0.36        $    (0.46)
     Stock option compensation cost                                     0.16               0.11
                                                                  -----------------------------
            Pro forma fully diluted earnings (loss) per share     $     0.20        $    (0.57)
                                                                  =============================



              The following table sets forth changes in options outstanding:


                                                                   1999                          1998
     ---------------------------------------------------------------------------------------------------
                                                                  WEIGHTED                     WEIGHTED
                                                   AMOUNT        AVG. PRICE       AMOUNT      AVG. PRICE
     ---------------------------------------------------------------------------------------------------
     Shares under option:
             Outstanding at beginning of year        109,900    $    10.65           -          $      -
             Granted                                  29,250         13.19     111,850             10.65
             Forfeited                               (1,332)         12.25     (1,950)             13.00
             Canceled                                      -             -           -                 -
             Exercised                                     -             -           -                 -
                                            ------------------------------------------------------------
             Outstanding at end of year              137,818    $    11.15     109,900          $  10.65
                                            ============================================================
             Exercisable at end of year               65,917    $    10.38      30,000          $  10.00
                                            ============================================================

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                ----------------

         The following table sets forth details of options outstanding at September 30, 1999 and 1998:


                                                    1999
------------------------------------------------------------------------------------------------------------
              OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
------------------------------------------------------------------------------------------------------------
                                      WEIGHTED                                                WEIGHTED
                                       AVERAGE                                                 AVERAGE
    RANGE OF          NUMBER          REMAINING               RANGE OF         NUMBER         REMAINING
 EXERCISE PRICES    OUTSTANDING   CONTRACTUAL LIFE         EXERCISE PRICES   OUTSTANDING  CONTRACTUAL LIFE
------------------------------------------------------------------------------------------------------------
   $        10.00        85,568      8.17 years            $          10.00        56,926         8.17 Years
            10.25           750      9.92 years                       12.50         3,246         9.08 Years
            11.00         2,500      9.83 years                       13.00         5,745         8.42 Years
            12.50        10,750      9.17 years
            13.00        21,000      8.42 years
            13.50         9,500      9.75 years
            14.50         6,750      9.58 years
            15.25         1,000      9.25 years
------------------------------------------------------------------------------------------------------------
   $10.00 - 15.25       137,818      8.51 Years            $  10.00 - 13.00        65,917         8.24 Years
============================================================================================================


                                                    1998
------------------------------------------------------------------------------------------------------------
                       OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
------------------------------------------------------------------------------------------------------------
                                      WEIGHTED                                                WEIGHTED
                                       AVERAGE                                                 AVERAGE
    RANGE OF          NUMBER          REMAINING               RANGE OF         NUMBER         REMAINING
 EXERCISE PRICES    OUTSTANDING   CONTRACTUAL LIFE         EXERCISE PRICES   OUTSTANDING  CONTRACTUAL LIFE
------------------------------------------------------------------------------------------------------------
   $        10.00        85,900      9.08 Years            $          10.00      30,000           9.08 Years
            13.00        24,000      9.42 Years
------------------------------------------------------------------------------------------------------------
   $10.00 - 13.00       109,900      9.15 Years            $          10.00      30,000           9.08 Years
============================================================================================================


     There were no options outstanding in 1997.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                ----------------

J.   FEDERAL INCOME TAXES

     Federal income tax expense consisted of the following:


                                                             1999         1998
     --------------------------------------------------------------------------
                                                           (In thousands)
     Current tax provision                           $     (473)       $   683
     Deferred tax provision (benefit)                       914           (902)
                                                     -------------------------
     Federal income tax expense (benefit)            $      441        $  (219)
                                                     =========================

     A reconciliation of the statutory federal income tax rate to the effective income tax rate follows:


                                                             1999         1998
     --------------------------------------------------------------------------
     Statutory tax rate                                   34.00%        (34.00%)
     Effect of:
         Nondeductible expenses                            2.22              -
         Other                                                -           6.39
                                                     -------------------------
     Effective tax rate                                   36.22%        (27.61%)
                                                     =========================


     There was no federal income tax provision in 1997.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company believes its deferred tax liabilities and available tax planning strategies will allow for the recovery of total net deferred tax asset. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                       1999           1998
     ---------------------------------------------------------------------------------------
                                                                          (In thousands)
     Deferred Tax Assets:
         Option amortization                                         $    55         $    25
         Net deferral required by SFAS 91                                  -             130
         Reserve for loan losses                                         230              14
         Unrealized loss on mortgage loans                                 -             816
         Other items, net                                                273               5
                                                                     -----------------------
              Total deferred tax assets                                  558             990

     Deferred Tax Liabilities:
         Net deferral required by SFAS 91                                169               -
         Deferred closing costs                                          148              88
         Gain on sale of servicing rights required by SFAS 125           253               -
                                                                     -----------------------
             Total deferred tax liabilities                              570              88
                                                                     -----------------------
     Total net deferred tax assets (liabilities)                        (12)             902
                                                                     -----------------------
     Total net federal income tax assets (liabilities)               $  (12)         $   902
                                                                     =======================

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                ----------------

K.   STOCKHOLDERS' EQUITY

     The Company consummated an initial public offering of 1,200,000 shares of common stock on November 19, 1997. The initial offering price was $10.00, which provided approximate proceeds to the Company of $11.2 million. On December 16, 1997, an additional 70,000 shares were issued which provided approximate proceeds to the Company of $651,000.

     Prior to the initial public offering, on October 27, 1997 the Company sold 25,000 shares to Sun Communities for gross proceeds of $250,000.

     In April, 1999 the Company issued 800,330 shares of its common stock in private equity raises. The stock issuances resulted in proceeds of approximately $12 million.

     During the year ended September 30, 1999 the Company issued stock awards of 84,658 restricted shares to executive officers and senior management. Compensation costs related to the awards are being amortized over their respective vesting periods, generally between 3 to 5 years.


L.   LITIGATION

     The Company is subject to various claims and legal proceedings arising out of the normal course of business, none of which in the opinion of management are expected to have a material effect on the Company's future financial position, results of operations or cashflows.

M.   COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS: At September 30, 1999 aggregate minimum rental commitments under noncancelable leases having terms of more than one year were $937,000 payable $403,000 (2000), $414,000 (2001), $88,000 (2002) and
     $31,000 (2004). Total rental expense for the year ended September 30, 1999 and 1998 was $420,000 and $83,000 respectively. These leases are for office facilities and equipment and generally contain either clauses for cost of living increases and/or options to renew or terminate the lease.

     LOAN COMMITMENTS: At September 30, 1999 and 1998 the Company had commitments to originate manufactured home installment contracts approximating $5.1 million and $4.8 million respectively. Commercial mortgage loan commitments totaled $73.1 and $14.7 million at September 30, 1999 and 1998 respectively.

N.   FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET ACTIVITY

     FINANCIAL INSTRUMENTS: The Company hedges its commercial mortgage loan portfolio as part of its interest rate risk management strategy and as a condition of the related repurchase agreement which finances the portfolio. The Company hedges the interest rate risk on its portfolio by doing forward sales of U.S. Treasury Securities, Treasury locks and forward interest rate swaps.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                ----------------


     The Company classifies these transactions as hedges on specific loan receivables. Any gross unrealized gains or losses on these hedge positions are determined based on quoted market prices and are an adjustment to the basis of the mortgage loan portfolio. They are also used in the lower of cost or market valuation to establish a valuation allowance as shown in Note C.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                ----------------

     The following table identifies the gross unrealized gains and losses of the hedge positions based on quoted market prices as of September 30, 1999 and 1998:


                                                                                              SEPTEMBER 30,
                                                                                 --------------------------------------
                                                                                        1999                  1998
                                                                                 --------------------------------------
                                                                                       GROSS                 GROSS
                                                                                     UNREALIZED            UNREALIZED
              TYPE           REFERENCE RATE/TREASURY                               GAINS (LOSSES)        GAINS (LOSSES)
     ------------------------------------------------------------------------------------------------------------------
                                                                                              (In thousands)
     Treasury Lock           U.S. Treasury 4.750% - 11/08                          $         126           $          -
     Treasury Lock           U.S. Treasury 5.625% - 5/08                                       6                      -
     Treasury Lock           U.S. Treasury 5.500% - 5/09                                       2                      -
     Treasury Lock           10 Year Treasury                                              (146)                      -
     Interest Rate Swap      10 Year Swap                                                      -                (2,019)
     Forward Sale            U.S. Treasury 6.125% - 8/07                                       -                  (294)
     Forward Sale            U.S. Treasury 6.375% - 8/27                                       -                (1,649)
     Forward Sale            U.S. Treasury 5.500% - 2/08                                       -                  (321)
     Forward Sale            U.S. Treasury 5.625% - 5/08                                       -



     LOANS SOLD WITH RECOURSE: As of September 30, 1999 and 1998 outstanding principal on manufactured home loans the Company had sold with recourse totaled $27.6 and $11.3 million respectively. The Company is required to repurchase the outstanding principal balance, accrued interest and refund of any purchase premium of any contract that goes into default, as defined in the loan agreement, for the life of the loan.

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

     The following table shows the carrying amount and estimated fair values of the Company's Financial instruments:

                                                                  SEPTEMBER 30,
                                           ----------------------------------------------------------------
                                                          1999                          1998
                                           ----------------------------------------------------------------
                                                               ESTIMATED                     ESTIMATED
                                                 CARRYING        FAIR          CARRYING        FAIR
                                                  AMOUNT         VALUE          AMOUNT         VALUE
                                           ----------------------------------------------------------------
                                                                     (In Thousands)

Assets

     Cash and equivalents                             730            730         1,979          1,979
     Restricted cash                                3,901          3,901         2,253          2,253
     Loans receivable                             117,887        119,548        86,075         86,260
     Other                                          6,960          6,960         3,741          3,741

Liabilities

     Advances by mortgages                          3,882          3,882         2,238          2,238
     Accounts payable and accrued expenses          1,474          1,474           636            636
     Advances under repurchase agreements          69,026         69,026        56,892         56,892
     Subordinated debt                              3,567          3,567         3,490          3,490
     Note payable                                  28,477         28,477        17,848         17,848

     The carrying amount for cash and cash equivalents and other assets is a reasonable estimate of their fair value.

     Fair values for the Company's loans are estimated using quoted market prices for loans with similar interest rates, terms and borrowers credit quality as those being offered by the Company.

     The carrying amount of accrued interest approximates its fair value. Due to their short maturity, accounts payable and accrued expense carrying values approximate fair value.

     The fair value of the Company's fixed rate subordinated debt is based on quoted market prices for debt with similar terms and remaining maturities. The fair value of the variable rate date is based on its carrying amount since effective rates reflect current market rates.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                ----------------


O.        SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                  FIRST            SECOND            THIRD           FOURTH
                                                 QUARTER          QUARTER           QUARTER          QUARTER
     ------------------------------------------------------------------------------------------------------------
                                                              (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
     1999:
     Interest income                           $     2,118      $     2,617       $     2,521      $     2,221
     Interest expense                                1,699            1,841             1,953            1,363
     Net income (loss)                                 764              480               304            (772)
     Diluted earnings (loss) per share                0.43             0.26              0.13           (0.30)

     1998:
     Interest income                           $       316      $       433       $       819      $     1,797
     Interest expense                                  151              135               405            1,241
     Net income (loss)                                  22              120               435          (1,151)
     Diluted earnings (loss) per share                0.04             0.08              0.22           (0.73)


     1997:
     Interest income                           $         -      $        10       $       112      $       158
     Interest expense                                    -               15                70              110
     Net (loss)                                          -             (62)               (3)             (45)

P.   SUBSEQUENT EVENTS

     In December 1999, the Company completed the acquisition of Dynex Financial, Inc. (DFI) from Dynex Holding, Inc. (DHI), a subsidiary of Dynex Capital, Inc (DCI). The Company acquired all of the issued and outstanding stock of DFI and all of the rights to DCI's manufactured home lending business for approximately $4.0 million in cash funded by bank borrowings. DFI specializes in lending to buyers of manufactured homes and has regional and district offices in nine states. In addition DFI provides servicing for manufactured home and land/home loans.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On September 30, 1999, the Company elected not to continue its relationship with PricewaterhouseCoopers LLP as its independent accountants. The Company has engaged Plante & Moran L.L.P. as its new independent accountants as of September 30, 1999. This disclosure has been previously reported as the Company filed a report on Form 8-K dated September 30, 1999 disclosing this change.

                                    PART III


     The information required by Items 10, 11, 12 and 13 will be included in the Company's proxy statement for its Annual Meeting of Shareholders to be held in 2000, and is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed herewith as part of this Form 10-K:

         (1) A list of the financial statements required to be filed as a part of this Form 10-K is shown in the "Index to the Financial Statements" included in Part II, Item 8 of this report.

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

     (b) Reports on Form 8-K

         (1) The Company filed a report on Form 8-K announcing it had filed an application with the OTS to convert the Company to a unitary thrift holding company and for the formation of a federally chartered savings bank subsidiary. The date of the report was February 21, 1999.

         (2) The Company filed a report on Form 8-K detailing the acquisition of Hartger & Willard pursuant to a Reorganization Agreement dated as of June 30, 1999. The date of the Report was June 30, 1999. The required financial statements of the businesses acquired and the required pro forma financial information were filed with an amendment to the Form 8-K on September 15, 1999.

         (3) The Company filed a report on Form 8-K disclosing a change in its independent accountants. The date of the report was September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 28, 1999


                            BINGHAM FINANCIAL SERVICES
                            CORPORATION


                            By: /s/ Ronald A. Klein
                                -----------------------------------------------
                                Ronald A. Klein, President and
                                Chief Executive Officer

                            By: /s/ Jeffrey P. Jorissen
                                -----------------------------------------------
                                Jeffrey P. Jorissen, Chief Financial
                                Officer and Treasurer (Principal Financial
                                Officer and Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




   NAME                                                              TITLE                                DATE
   ----                                                              -----                                ----

   /s/ Gary A. Shiffman                              Chairman of the Board of Directors,           December 28, 1999
   --------------------------------------------      Secretary                                              ---
   Gary A. Shiffman


   /s/ Ronald A. Klein                               President, Chief Executive Officer            December 28, 1999
   --------------------------------------------      and Director                                           ---
   Ronald A. Klein





   NAME                                                              TITLE                                DATE
   ----                                                              -----                                ----

   /s/ Arthur A. Weiss                               Director                                      December 28, 1999
   --------------------------------------------                                                             ---
   Arthur A. Weiss


   /s/ Creighton J. Weber                            Director and Vice President                   December 28, 1999
   --------------------------------------------                                                             ---
   Creighton J. Weber


   /s/ Mark A. Gordon                                Director                                      December 28, 1999
   --------------------------------------------                                                             ---
   Mark A. Gordon

                                 EXHIBIT INDEX
EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------

2.1 Agreement and Plan of Merger dated as of February 17, 1998 by and among Bingham Financial Services Corporation, a Michigan corporation, BAC Acquiring Corp., a Michigan corporation, BSC Acquiring Corp., a Michigan corporation, Bloomfield Acceptance Company, L.L.C., a Michigan limited liability company, and Bloomfield Servicing Company, L.L.C., a Michigan limited liability company. Omitted from such exhibit, as filed, are the remaining exhibits referenced in such agreement. The Company will furnish supplementally a copy of any such exhibits to the Commission upon request. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 5, 1998)

2.2 Certificate of Merger for BAC Acquiring Corp. and Bloomfield Acceptance Company, L.L.C., dated March 5, 1998. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 5,
                             1998)

2.3 Certificate of Merger for BSC Acquiring Corp. and Bloomfield Servicing Company, L.L.C., dated March 5, 1998. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 5,
                             1998)

2.4 Reorganization Agreement dated as of June 30, 1999, by and Bingham Financial Services Corporation, DMR Financial Services, Inc., Hartger & Willard Mortgage Associates, Inc. and Detroit Mortgage and Realty Company (Incorporated by reference to the Company's Current Report on Form 8-K dated June 30,
                             1999)

3.1 Amended and Restated Articles of Incorporation of Bingham Financial Services Corporation (Incorporated by reference to the Company's Registration Statement on Form S-1; File No. 333-34453)

3.2 Amended and Restated Bylaws of Bingham Financial Services Corporation (Incorporated by reference to the Company's registration Statement on Form S-1; File No. 333-34453)

4.1 Shareholders Agreement dated March 4, 1998 (Incorporated by reference to the Company's Current Report on Form 8-K dated March 5, 1998)

4.2 Amendment to Merger Agreement, Shareholders Agreement And Employment Agreements, dated February 21, 1999 (filed herewith)

EXHIBIT
NUMBER                                         DESCRIPTION
-------                                        -----------

4.3 Bloomfield Shareholders Agreement dated March 5, 1998 (Incorporated by reference to the Company's Current Report on Form 8-K dated March 5, 1998)

10.1 Participants Support Agreement, by and between Bingham Financial Services Corporation and Sun Communities, Inc. (assigned to Sun Communities Operating Limited Partnership as of December 31,
                             1997) entered into on September 30, 1997, but effective as of July 1, 1997 (Incorporated by reference to the Company's Registration Statement on Form S-1; File No. 333-34453)

10.2 Amendment to Participants Support Agreement between Bingham Financial Services Corporation and Sun Communities Operating Limited Partnership, dated as of April 1, 1999 (filed herewith)

10.3 Administration Agreement, by and between Bingham Financial Services Corporation and Sun Communities, Inc., dated July 1, 1997 (Incorporated by reference to the Company's Registration Statement on Form S-1; File No. 333-34453)

10.4 Form of Indemnification Agreement (Incorporated by reference to the Company's Registration Statement on Form S-1; File No. 333-34453)

10.5 Employment Agreement dated as of March 4, 1998 by and between Bingham Financial Services Corporation and Daniel E. Bober (Incorporated by reference to the Company's Current Report on Form 8-K dated March 5, 1998)

10.6 Employment Agreement dated as of March 4, 1998 by and between Bingham Financial Services Corporation and Creighton J. Weber (Incorporated by reference to the Company's Current Report on Form 8-K dated March 5, 1998)

10.7 Subordinated Loan Agreement dated September 30, 1997 between Bingham Financial Services Corporation and Sun Communities, Inc. (assigned to Sun Communities Operating Limited Partnership as of December 31, 1997) (Incorporated by reference to the Company's Registration Statement on Form S-1; File No. 333-34453)

10.8 Form of Line of Credit Promissory Note, dated September 30, 1997 between Bingham Services Financial Corporation and Sun Communities, Inc. (assigned to Sun Communities Operating Limited Partnership as of December 31, 1997) (Incorporated by reference to the Company's Registration Statement on Form S-1; File No. 333-34453)

EXHIBIT
NUMBER                                           DESCRIPTION
-------                                          -----------

10.9 Form of Term Promissory Note, dated September 30, 1997 between Bingham Financial Services Corporation and Sun Communities, Inc. (assigned to Sun Communities Operating Limited Partnership as of December 31, 1997) (Incorporated by reference to the Company's Registration Statement on Form S-1; File No. 333-34453)

10.10 Loan Agreement between Bingham Financial Services Corporation and Sun Communities Operating Limited Partnership, dated March 1, 1998 (Incorporated by reference to the Company's Current Report on Form 10-K, for the year ended September 30, 1998)

10.11 Demand Promissory Note between Bingham Financial Services Corporation and Sun Communities Operating Limited Partnership, dated March 1, 1998 (Incorporated by reference to the Company's Current Report on Form 10-K, for the year ended September 30, 1998)

10.12 Loan Agreement between Bingham Financial Services Corporation and Sun Communities Operating Limited Partnership, dated March 30, 1999 (filed herewith)

10.13 Demand Promissory Note between Bingham Financial Services Corporation and Sun Communities Operating Limited Partnership, dated March 30, 1999 (filed herewith)

10.14 Amendment to Loan Agreement dated March 30, 1999, between Bingham Financial Services Corporation and Sun Communities Operating Limited Partnership, dated as of June 11, 1999 (filed herewith)

10.15 Amended Demand Promissory Note between Bingham Financial Services Corporation and Sun Communities Operating Limited Partnership of March 30, 1999, dated as of June 11, 1999 (filed herewith)

10.16 Amendment to Subordinated Loan Agreement between Bingham Financial Services Corporation and Sun Communities Operating Limited Partnership, dated as of June 11, 1999 (filed herewith)

EXHIBIT
NUMBER                                           DESCRIPTION
-------                                          -----------

10.17 Amended and Restated Master Repurchase Agreement dated October 5, 1998, by and among Bloomfield Acceptance Company, L.L.C., MHFC, Inc. and Lehman Commercial Paper Inc. Omitted from such exhibit, as filed, are the remaining exhibits referenced in such agreement. The Company will furnish supplementally a copy of any such exhibits to the Commission upon request (Incorporated by reference to the Company's Current Report on Form 10-K, for the year ended September 30, 1998)

10.18 Bingham Financial Services Corporation 1997 Stock Option Plan (Incorporated by reference to the Company's Registration Statement on Form S-1; File No. 333-34453)

10.19 Detachable Warrant Agreement, dated September 30, 1997 between Bingham Financial Services Corporation and Sun Communities, Inc. (assigned to Sun Communities Operating Limited Partnership as of December 31, 1997) (incorporated by reference to the Company's Registration Statement on Form S-1; File No. 333-34453)

10.20 Form of Detachable Warrant of Bingham Financial Services Corporation dated September 30, 1997 (Incorporated by reference to the Company's Registration Statement on Form S-1; File No. 333-34453)

21                           List of Subsidiaries (filed herewith)

27                           Financial Data Schedule (filed herewith)