Form 10-K/A
period 1999-09-30
BINGHAM FINANCIAL SERVICES CORP
filed 2000-01-28
CIK 1044862

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1

                                       TO

                                    FORM 10-K


           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        As of December 15, 1999, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $12,630,189, determined in accordance with the highest price at which the stock was sold on such date as reported by the Nasdaq SmallCap Market.

        As of January 10, 2000, there were 2,542,758 shares of the Registrant's common stock issued and outstanding.

                     BINGHAM FINANCIAL SERVICES CORPORATION


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors, executive officers and other key employees of Bingham Financial Services Corporation ("Bingham"), their ages and their positions and offices are set forth in the following table.

NAME                                                       AGE       OFFICE
----                                                       ---       ------
Daniel E. Bober..................................          40        Director and Vice President
Mark A. Gordon...................................          54        Director
Brian M. Hermelin................................          34        Director
Ronald A. Klein..................................          41        Director, President and Chief Executive
                                                                     Officer
Robert H. Orley..................................          44        Director
James Raiskin....................................          45        Director
Gary A. Shiffman.................................          45        Chairman of the Board and Secretary
Creighton J. Weber...............................          45        Director and Vice President
Arthur A. Weiss..................................          51        Director
Jeffrey P. Jorissen..............................          54        Chief Financial Officer and Treasurer
J. Peter Scherer.................................          50        Chief Operating Officer

         Daniel E. Bober has been a Director and Vice President of Bingham since March 1998. Mr. Bober is also President of Bloomfield Acceptance Company, L.L.C. ("Bloomfield Acceptance") and Executive Vice President of Bloomfield Servicing Company, L.L.C. ("Bloomfield Servicing"), wholly-owned subsidiaries of Bingham engaged in the business of commercial mortgage lending and servicing, respectively. Mr. Bober has been actively involved in commercial real estate lending since 1984, first as Vice President of the Martin Rom Company and then as Vice President of Westpointe Financial Corporation. Mr. Bober holds a BS in Microbiology and an MBA in Finance from the University of Michigan.

         Mark A. Gordon has been a Director of Bingham since February 1999. Mr. Gordon is Assistant General Counsel of The Budd Company, an automotive parts manufacturer. Previously, he was President of Budd Financial Corporation, a financial services affiliate of The Budd Company. Mr. Gordon is a certified public accountant and an attorney. Before his employment with The Budd Company, Mr. Gordon was a tax specialist with the public accounting firms KPMG Peat Marwick and Coopers & Lybrand. Mr. Gordon received his undergraduate degree, his law degree and his MBA from the University of Michigan.

         Brian M. Hermelin has been a Director of Bingham since October 1997. Mr. Hermelin is currently Chief Operating Officer and a director of USA Jet Airlines Inc., a cargo airline that also operates Active Aero Charter, an air charter broker and logistics provider. From 1992 to 1997, Mr. Hermelin provided acquisition analysis, strategic planning and business development services through various consulting arrangements. Mr. Hermelin has been active in the fields of finance and mergers and acquisitions since 1987. Mr. Hermelin is a graduate of the University of Michigan and received an MBA from the Wharton School of the University of Pennsylvania. Mr. Hermelin is Mr. Orley's brother-in-law.

         Ronald A. Klein has been a Director of Bingham since February 1999. Mr. Klein has been Bingham's President and Chief Executive Officer since June 1999 and February 1999, respectively. He has been active in the real estate and finance fields for over 15 years, including serving as the Managing Director of Equity Growth L.L.C., a private real estate investment company. From 1985 to 1990, Mr. Klein was a member of the Chicago Board Options Exchange. From 1990 to 1994, Mr. Klein served as Executive Vice President of Alaron Inc., an international distributor of consumer electronics. Mr. Klein has also served as the Managing Director of a financial derivatives trading firm and, before 1985, practiced law at Sonnenschein, Carlin, Nath & Rosenthal. Mr. Klein holds a J.D., cum laude, from the University of Michigan.

         Robert H. Orley has been a Director of Bingham since October 1997. Mr. Orley is the Executive Vice President of the Oxford Investment Group, Inc., where since 1985 he has supervised the legal, administrative, taxation and financial reporting aspects of Oxford's business portfolio and acquisition searches. Mr. Orley has also been Vice President and a director of Real Estate Interests, Inc. since 1984. Real Estate Interests, Inc. is a real estate development and management company affiliated with Oxford. Mr. Orley received his undergraduate business degree from the University of Michigan, a J.D. from Detroit College of Law and a Masters of Law in Taxation from Boston University. Mr. Orley is Mr. Hermelin's brother-in-law.

         James Raiskin has been a Director of Bingham since February 1999. Mr. Raiskin has been President and Chief Executive Officer of Winston Steel Products for over 10 years and has been employed by Winston Steel Products since 1976. Winston Steel Products is a wholesaler, processor and distributor of steel products. Mr. Raiskin is also Vice President of Set Steel, a minority Tier 1 automotive supply company.

         Gary A. Shiffman has been the Chairman of the Board of Bingham since August 1996. Mr. Shiffman has been the Secretary of Bingham since June 1997. He has been actively involved in the management, acquisition, construction and development of manufactured housing communities over the past 14 years. He has overseen the land acquisition, rezoning, development and marketing of numerous manufactured home expansion projects. Mr. Shiffman is the Chief Executive Officer, President and a director of Sun Communities, Inc., a publicly held REIT with its stock traded on the New York Stock Exchange ("Sun Communities").

         Creighton J. Weber has been a Director and Vice President of Bingham since March 1998. Mr. Weber is also Executive Vice President of Bloomfield Acceptance and Bloomfield Servicing. Mr. Weber has extensive experience in real estate finance and managing investments in real estate, having worked in the industry since 1984. Before his employment with Bloomfield Acceptance and Bloomfield Servicing, he was Senior Vice President of a private investment and commercial mortgage banking firm. Mr. Weber holds a BS in Chemistry from Iowa State University and an MBA in Finance from the University of Michigan.

         Arthur A. Weiss has been a Director of Bingham since February 1998. Since 1976, Mr. Weiss has practiced law with, and is currently a shareholder of, the law firm of Jaffe, Raitt, Heuer & Weiss, Professional Corporation, which represents Bingham in various matters. Mr. Weiss is also a director of Sun Communities.

         Jeffrey P. Jorissen has been Bingham's Chief Financial Officer and Treasurer since June 1997 and August 1999, respectively. He was a certified public accountant with the international accounting firm of Coopers & Lybrand for 16 years from 1971 to 1987, including eight years as a partner. While at Coopers & Lybrand, Mr. Jorissen specialized in real estate and mortgage banking and directed financial statement examinations of numerous public companies. From 1987 to 1991, he was President and Treasurer of Stoneridge Resources, Inc., the holding company for three public companies. Mr. Jorissen is also the Senior Vice President, Treasurer, Chief Financial Officer and Secretary of Sun Communities.

         J. Peter Scherer has been Bingham's Chief Operating Officer since October 1999. From 1984 through 1998 he served in various capacities at The Taubman Company, a publicly-traded company engaged in the ownership, management, leasing, acquisition, development, and expansion of regional shopping centers. Mr. Scherer was most recently Senior Vice President and chairman of the asset management group at Taubman. From 1976 to 1980 and from 1980 to 1984 Mr. Scherer was an attorney with American Motors Corporation and Volkswagen of America, Inc., respectively. Mr. Scherer holds a BA from Michigan State University and a law degree from the University of Detroit School of Law.

         Bingham's directors are divided into three classes. The class consisting of Mr. Shiffman, Mr. Orley and Mr. Bober have terms expiring at the annual meeting of shareholders to be held in 2000, the class consisting of Mr. Gordon, Mr. Raiskin and Mr. Hermelin have terms expiring at the annual meeting of shareholders to be held in 2001, and the class consisting of Mr. Klein, Mr. Weiss and Mr. Weber have terms expiring at the annual meeting of shareholders to be held in 2002. Each director will hold office for the term to which he is elected and until his successor is duly elected and qualified.

         To the best of Bingham's knowledge, there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions that are material to the evaluation of the ability or integrity of any director or executive officer during the past five years.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Bingham's directors, executive officers and beneficial owners of more than 10% of Bingham's capital stock to file reports of ownership and changes of ownership with the SEC and the NASDAQ SmallCap Market. Based solely on its review of the copies of such reports received by it, and written representations from certain reporting persons, Bingham believes, that during the year ended September 30, 1999, its directors, executive officers and beneficial owners of more than 10% of Bingham's common stock timely filed all required reports, except that: (a) Gary A. Shiffman, the Chairman of the Board and the Secretary of Bingham, filed one late report on Form 4 regarding one transaction and filed a Form 5 reporting one late Form 4 transaction; (b) Daniel E. Bober, a director and Vice President of Bingham, filed a Form 5 reporting one late Form 4 transaction; (c) Creighton J. Weber, a director and Vice President of Bingham, filed a Form 5 reporting one late Form 4 transaction and (d) Milton M. Shiffman, a beneficial owner of more than 10% of Bingham's common stock, failed to file one Form 4 for eight transactions.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth all compensation paid to the Chief Executive Officer and each executive officer whose compensation from Bingham exceeded $100,000 during the fiscal year ended September 30, 1999.



                                                      SUMMARY COMPENSATION TABLE
                                                         ANNUAL COMPENSATION             LONG TERM COMPENSATION
                                                         -------------------             ----------------------
                                        YEAR                                                          SECURITIES       ALL OTHER
                                        ENDED                                   RESTRICTED            UNDERLYING       COMPENSA-
NAME AND PRINCIPAL POSITION             9/30      SALARY($)        BONUS($)   STOCK AWARDS ($)       OPTIONS/SARS(#)     TION($)
---------------------------             ----      ---------        --------   ----------------       ---------------     -------


Ronald A. Klein, President and Chief    1999      105,500            50,000        145,000(2)             5,000             0
Executive Officer (1)

Jeffrey P. Jorissen,                    1999          0               0                0                    0               0
Chief Financial Officer and             1998          0             15,000             0                 10,000             0
Treasurer(3)


William L. Mulvaney, Chief Operating    1999        92,000            -                0                  1,250             0
Officer (4)                             1998        80,000        67,500(5)            0                 25,900             0

Daniel E. Bober, Vice President         1999       155,625       150,000(6)            0                    0           25,000 (7)
                                        1998        87,500            0                0                    0          14,583.31(7)

Creighton J. Weber, Vice President      1999       155,625       150,000(8)            0                    0           25,000 (9)
                                        1998        87,500            0                0                    0          14,583.31(9)

         (1) Mr. Klein was appointed Bingham's Chief Executive Officer in February 1999.

         (2) On April 14, 1999, Bingham granted Mr. Klein 10,000 shares of restricted stock. Five percent, 5%, 25%, 25% and 40% of those shares vest on April, 14 of 2000, 2001, 2002, 2003 and 2004, respectively. As of September 30, 1999, the value of these restricted shares (as determined in accordance with the rules promulgated by the SEC) was $100,000. If dividends on Bingham's common stock are paid, Mr. Klein has the right to receive any dividends paid on these restricted shares.

         (3) Mr. Jorissen served as Bingham's Chief Executive Officer until he resigned in February 1999.

         (4) Mr. Mulvaney ceased serving as Bingham's Chief Operating Officer in August 1999 and his employment with Bingham will be terminated effective as of February 17, 2000.

         (5) Mr. Mulvaney received this bonus in October 1998 but earned it for services rendered in the fiscal year ended September 30, 1998.

         (6) Mr. Bober earned this bonus for services rendered to Bingham for the period from March of 1998 through March of 1999. Mr. Bober and Bingham have agreed that the bonus will be paid in equal installments over a period of seventeen months, beginning September 1, 1999.

         (7) As part of Mr. Bober's compensation, Bingham made this contribution to an annuity plan of Mr. Bober's choice.

         (8) Mr. Weber earned this bonus for services rendered to Bingham for the period from March of 1998 through March of 1999. Mr. Weber and Bingham have agreed that the bonus will be paid in equal installments over a period of seventeen months, beginning September 1, 1999.

         (9) As part of Mr. Weber's compensation, Bingham made this contribution to an annuity plan of Mr. Weber's choice.




                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

---------------------------------------------------------------------------------------------------------------------------
                                                                            POTENTIAL REALIZABLE VALUE AT ASSUMED ANNUAL
                           INDIVIDUAL GRANTS                             RATES OF STOCK PRICE APPRECIATION FOR OPTION TERM
---------------------------------------------------------------------------------------------------------------------------
                                PERCENT OF
                 NUMBER OF        TOTAL
                SECURITIES       OPTIONS
                UNDERLYING        /SARS       EXERCISE
                 OPTIONS/       GRANTED TO     OR BASE
    NAME           SARS         EMPLOYEES       PRICE      EXPIRATION
                GRANTED(#)    IN FISCAL YEAR   ($/SH.)        DATE           5% ($)                    10% ($)

-------------- -------------- --------------- ----------- -------------- ---------------- ----------------------------------
Ronald A.          5,000          15.27%        14.50        4/14/09         45,595                    115,546
Klein
-------------- -------------- --------------- ----------- -------------- ---------------- ----------------------------------
Jeffrey P.           0             N/A           N/A           N/A             N/A                       N/A
Jorissen

-------------- -------------- --------------- ----------- -------------- ---------------- ----------------------------------
William L.         1,250          3.82%         12.50       10/22/08          9,826                    24,902
Mulvaney

-------------- -------------- --------------- ----------- -------------- ---------------- ----------------------------------
Daniel E.            0             N/A           N/A           N/A             N/A                       N/A
Bober

-------------- -------------- --------------- ----------- -------------- ---------------- ----------------------------------

Creighton J.         0             N/A           N/A           N/A             N/A                       N/A
Weber
-------------- -------------- --------------- ----------- -------------- ---------------- ----------------------------------

                                       6

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR-END OPTION/SAR VALUES


-------------------------------------------------------------------------------------------------------------------
                                                NUMBER OF SECURITIES UNDERLYING       VALUE OF UNEXERCISED
                                                  UNEXERCISED OPTIONS/SARS AT    IN-THE-MONEY OPTIONS/SARS AT
                                                      FISCAL YEAR END (#)           FISCAL YEAR END ($) (1)
-------------------------------------------------------------------------------------------------------------------
                          SHARES
                         ACQUIRED         VALUE
       NAME             ON EXERCISE(#)  REALIZED    EXERCISABLE   UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
---------------------  --------------   ---------- ------------- ---------------- ---------------- ----------------
Ronald A. Klein(2)            0             0            0           5,000             N/A              N/A
---------------------  --------------   ---------- ------------- ---------------- ---------------- ----------------
Jeffrey P. Jorissen(3)        0            N/A         6,666         3,334             N/A              N/A
---------------------  --------------   ---------- ------------- ---------------- ---------------- ----------------
William L. Mulvaney(4)        0            N/A        17,682         9,468             N/A              N/A
---------------------  --------------   ---------- ------------- ---------------- ---------------- ----------------
Daniel E. Bober               0            N/A         N/A            N/A              N/A              N/A
---------------------  --------------   ---------- ------------- ---------------- ---------------- ----------------
Creighton J. Weber            0            N/A         N/A            N/A              N/A              N/A
---------------------  --------------   ---------- ------------- ---------------- ---------------- ----------------

(1) Assumes a value equal to the difference between the closing sales price on September 30, 1999, which was $10.00 per share, and the exercise price of in-the-money options.

(2) Stock options granted April 14, 1999 under the Bingham Financial Services 1997 Option Plan (the "Option Plan"). All options granted under the Option plan must be exercised within ten years of the date of grant. Mr. Klein's options have an exercise price of $14.50 per share. None of Mr. Klein's options were in the money as of September 30, 1999.

(3) Stock options granted November 13, 1997 under the Option Plan. Mr. Jorissen's options have an exercise price of $10 per share. None of Mr. Jorissen's options were in the money as of September 30, 1999.

(4) 25,900 of these stock options with an exercise price of $10 per share were granted November 13, 1997 under the Option Plan, of which 17,266 were exercisable as of September 30, 1999. 1,250 of these stock options with an exercise price of $12.50 per share were granted October 22, 1998 under the Option Plan, of which 416 were exercisable as of September 30, 1999. None of Mr. Mulvaney's options were in the money as of September 30, 1999.

COMPENSATION OF DIRECTORS

         Directors who are not employees of Bingham are entitled to an annual retainer fee of $12,000, payable $3,000 per calendar quarter. For services during the fiscal year ended September 30, 1999, Brian M. Hermelin and Robert H. Orley each earned directors' fees of $12,000 and James Raiskin and Mark A. Gordon each earned directors' fees of $7,000. Although Arthur A. Weiss earned director's fees of $12,000 for services during the fiscal year ended September 30, 1999, he declined such fees.

 EMPLOYMENT AGREEMENTS

         Daniel E. Bober

         Bingham, Bloomfield Acceptance, and Bloomfield Servicing have entered into an employment agreement with Daniel E. Bober pursuant to which Mr. Bober serves as President of Bloomfield Acceptance and as Executive Vice President of Bloomfield Servicing. Mr. Bober's employment agreement is for an initial term of three years ending March 4, 2001. In consideration for his services, Mr. Bober will be paid an annual base salary of $150,000 which will be increased by five percent per year. In addition to this base salary, Bingham will contribute premiums to an annuity plan not to exceed $25,000 annually and Mr. Bober is entitled to an annual bonus in accordance with the terms of an executive bonus plan to be agreed upon by Bingham and Mr. Bober. Mr. Bober's employment agreement precludes him, (a) for the term of the agreement plus two years, from diverting business from Bingham or its subsidiaries, and (b) for the term of the agreement plus one year, diverting business from Bingham or its subsidiaries or inducing anyone to leave the employment of Bingham or its subsidiaries. A copy of Mr. Bober's employment agreement was attached as an exhibit to Bingham's Current Report on Form 8-K filed on March 13, 1998.

         Creighton J. Weber

         Bingham, Bloomfield Acceptance and Bloomfield Servicing have entered into an employment agreement with Creighton J. Weber pursuant to which Mr. Weber serves as Executive Vice President of Bloomfield Acceptance and Bloomfield Servicing. Mr. Weber's employment agreement is for an initial term of three years ending March 4, 2001. In consideration for his services, Mr. Weber will be paid an annual base salary of $150,000 which will be increased by five percent per year. In addition to this base salary, Bingham will contribute premiums to an annuity plan not to exceed $25,000 annually and Mr. Weber is entitled to an annual bonus in accordance with the terms of an executive bonus plan to be agreed upon by Bingham and Mr. Weber. Mr. Weber's employment agreement precludes him, (a) for the term of the agreement plus two years, from diverting business from Bingham or its subsidiaries, and (b) for the term of the agreement plus one year, diverting business from Bingham or its subsidiaries or inducing anyone to leave the employment of Bingham or its subsidiaries. A copy of Mr. Weber's employment agreement was attached as an exhibit to Bingham's Current Report on Form 8-K filed on March 13, 1998.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Bingham's Compensation Committee was established to: (i) set, review and modify the compensation (including salaries and bonuses) of Bingham's officers (ii) administer Bingham's 1997 Stock Option Plan; and (iii) perform such other duties as may be delegated to it by the board of directors.
The members of the Compensation Committee from October 1, 1998 to December 3, 1998 were Gary A. Shiffman, Robert H. Orley and Brian M. Hermelin. The members from December 3, 1998 to June 11, 1999 were Mr. Hermelin and Arthur
A. Weiss. Since June 11, 1999, the members have been Mr. Hermelin, Mr. Weiss and James Raiskin.

         Mr. Shiffman, is also a director and executive officer of Sun Communities. Mr. Weiss' law firm provided services to Bingham in the fiscal year ended September 30, 1999. See "Certain Relationships and Related Transactions".


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         Based upon information available to Bingham, the following table sets forth, as of January 10, 1999, the shareholdings of: (a) each person known to Bingham to be the beneficial owner of more than five percent (5%) of Bingham's common stock; (b) each of Bingham's directors; (c) each executive officer listed in the Summary Compensation Table; and (d) all of Bingham's executive officers and directors as a group.



=====================================================================================================================
         NAME AND ADDRESS OF                    AMOUNT AND NATURE OF                        PERCENT OF
           BENEFICIAL OWNER                     BENEFICIAL OWNERSHIP                   OUTSTANDING SHARES(1)
           ----------------                     --------------------                   ---------------------
Gary A. Shiffman                                      83,666(2)                                3.28%
31700 Middlebelt Road, Suite 145
Farmington Hills, MI 48334

Ronald A. Klein                                       17,000(3)                                  *
260 E. Brown Street, Suite 200
Birmingham, MI  48009

Robert H. Orley                                       92,500(4)                                3.63%
2000 North Woodward, Suite 130
Bloomfield Hills, MI  48304

Brian M. Hermelin                                    135,000(5)                                5.30%
2064 D Street
Belleville, MI  48111

Arthur A. Weiss                                       8,000(6)                                   *
One Woodward Avenue, Suite 2400
Detroit, MI  48226

Daniel E. Bober                                       97,939(7)                                3.85%
260 E. Brown Street, Suite 200
Birmingham, MI  48009

Creighton J. Weber                                     97,939                                  3.85%
260 E. Brown Street, Suite 200
Birmingham, MI  48009

James Raiskin                                           1,000                                    *
300 Nantucket
Bloomfield Hills, Michigan  48304


=====================================================================================================================
         NAME AND ADDRESS OF                    AMOUNT AND NATURE OF                        PERCENT OF
           BENEFICIAL OWNER                     BENEFICIAL OWNERSHIP                   OUTSTANDING SHARES(1)
           ----------------                     --------------------                   ---------------------

William L. Mulvaney                                  26,733 (8)                                1.06%
260 E. Brown Street, Suite 200
Birmingham, MI  48009

Jeffrey P. Jorissen                                   19,500(9)                                  *
31700 Middlebelt Road, Suite 145
Farmington Hills, MI  48334

Milton M. Shiffman                                  272,634 (10)                               10.7%
31700 Middlebelt Road, Suite 145
Farmington Hills, MI  48334

All executive officers and                             562,253                                21.85%
directors as a group (10 persons)
=====================================================================================================================

*    Less than one percent (1%) of the outstanding shares.

(1) In accordance with SEC regulations, the percentage calculations are based on 2,542,758 shares of common stock issued and outstanding as of January 10, 2000 plus shares of common stock which may be acquired pursuant to options exercisable within sixty days of January 10, 2000 by each individual or group listed.

(2) Includes 5,000 shares of common stock which may be acquired pursuant to options exercisable within sixty days of January 10, 2000.

(3) Includes 1,000 shares of common stock held by a trust for the benefit of Mr. Klein's wife.

(4) Includes 5,000 shares of common stock which may be acquired pursuant to options exercisable within sixty days of January 10, 2000. Includes 60,000 shares held by the Four O Group, L.L.C., a Michigan limited liability company, which are attributable to Mr. Orley because he is the manager of the limited liability company. Includes 7,500 shares held by Mr. Orley's wife which are attributable to him.

(5) Includes 5,000 shares of common stock which may be acquired pursuant to options exercisable within sixty days of January 10, 2000. Includes 70,000 shares of common stock held by Kamar J. Fabri, a Michigan limited partnership, and 18,000 shares of common stock held by Lamm Investments, a Michigan limited partnership, which are attributable to Mr. Hermelin because he is the President of Gamm, Inc. a Michigan corporation and the general partner of the partnerships.

(6) Includes 5,000 shares of common stock which may be acquired pursuant to options exercisable within sixty days of January 10, 2000. Does not include 186,117 shares of common stock held by two trusts for the benefit of Milton
     M. Shiffman of which Mr. Weiss is the trustee. Mr. Weiss disclaims beneficial ownership to the shares owned by those trusts.

(7) Does not include 200 shares of common stock held by two trusts for the benefit of Mr. Bober's children, as to which beneficial ownership is disclaimed.

(8) Includes 26,733 shares of common stock which may be acquired pursuant to options exercisable within sixty days of January 10, 2000.

(9) Includes 10,000 shares of common stock which may be acquired pursuant to options exercisable within sixty days of January 10, 2000. Does not include 1,000 shares of common stock held by a family member as to which beneficial ownership is disclaimed.

(10) Includes 5,000 shares of common stock which may be acquired pursuant to options exercisable within sixty days of January 10, 2000. Includes 186,117 shares of common stock attributable to Milton M. Shiffman held in two trusts.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the fiscal year ended September 30, 1999, the law firm of Jaffe, Raitt, Heuer & Weiss, P.C. acted as general counsel to Bingham and represented Bingham in various matters. Arthur A. Weiss, a director of Bingham, is a shareholder of that law firm.

         On April 28, 1999 Bingham completed a private placement of its common stock. In the private placement, Gary A. Shiffman purchased 51,334 shares; Robert H. Orley purchased 10,000 shares; Four O Group, L.L.C. purchased 30,000 shares; Brian M. Hermelin purchased 12,000 shares; Kamar J. Fabri purchased 70,000 shares; Lamm Investments purchased 18,000 shares; and Milton M. Shiffman purchased 148,334 shares. Gary A. Shiffman is Bingham's Chairman of the Board and Secretary. Mr. Orley is a director of Bingham and the manager of Four O Group, L.L.C. Mr. Hermelin is a director of Bingham and the president of Gamm, Inc., which is the general partner of both Kamar J. Fabri and Lamm Investments. Milton M. Shiffman is Gary A. Shiffman's father and is also a beneficial owner of more than 5% of Bingham's common stock. The private placement was for a total of 800,330 shares. All shares were purchased at $15 per share.

         Gary A. Shiffman is a director and executive officer, Arthur A. Weiss is a director, and Jeffrey P. Jorissen is an executive officer of Sun Communities, Inc. Sun Communities, Inc. through its operating subsidiary, Sun Communities Operating Limited Partnership (collectively, "Sun"), provides financial assistance to Bingham pursuant to a subordinated debt facility consisting of a $4 million term loan (the "Subordinated Debt Facility"). The Subordinated Debt Facility was modified in June 1999 to eliminate a $6 million five year revolving line of credit. In March 1999, Sun extended a demand line of credit (the "1999 Line of Credit") to Bingham in an amount up to $10 million. In March 1998, Sun extended a demand line of credit (the "1998 Line of Credit") to Bingham. In June 1999, the 1998 Line of Credit was increased from $12 million to $18 million. In December 1999, the 1998 Line of Credit was increased to $50 million and Bingham granted Sun a subordinated security interest in all of its assets to secure both the 1998 Line of Credit and the 1999 Line of Credit.

          The $4 million term loan under the Subordinated Debt Facility will mature seven years after the date of the note (the "Term Note") evidencing the loan and interest on the unpaid principal balance of the Term Note accrues at the rate of nine and 75/100 percent (9.75%) per annum. Anytime after the third anniversary of the Term Note, the Term Note may be paid in full or in part without premium or penalty subject to approval of the non-employee directors of Bingham. The 1998 Line of Credit is evidenced by a note (the "1998 Demand Note"), which was amended in June 1999 to reflect that the unpaid principal balance bears interest at a rate of 225 basis points over LIBOR. The 1999 Line of Credit is evidenced by a note (the "1999 Demand Note") that provides that the unpaid principal balance bears interest at a rate of 235 basis points over LIBOR. On demand, the entire unpaid principal balance of the 1998 Demand Note and the 1999 Demand Note, together with all accrued and unpaid interest, will be due and payable in full within ten days after the date of the demand.

         In connection with the Subordinated Debt Facility, Bingham issued common stock purchase warrants to Sun to purchase up to 400,000 shares of common stock at Bingham's initial public offering price of $10 per share. Sun also entered into an arrangement with Bingham whereby Sun offers Bingham as the preferred financing source to home purchasers and home owners in Sun's manufactured home communities. For its services, Sun now receives a fee of 1% of the loans originated in its communities. Before April 1999, Sun received an annual fee based on average loan balances. For the year ended September 30, 1999, Bingham paid Sun $217,000 for its services. In addition to the fee that Sun receives, at the time that Bingham and Sun entered into this arrangement, Bingham granted Sun options to purchase 330,000 shares of Bingham's common stock, which will vest in eight equal annual amounts beginning in January 2001. Bingham paid Sun a fee of $75,000 for the year ended September 30, 1999 as reimbursement for general and administrative expenses.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 28, 2000

                                   BINGHAM FINANCIAL SERVICES
                                   CORPORATION


                                   By:   /s/  Ronald A. Klein
                                         --------------------------------------
                                         Ronald A. Klein, President and
                                         Chief Executive Officer

                                   By:   /s/  Jeffrey P. Jorissen
                                         --------------------------------------
                                         Jeffrey P. Jorissen, Chief Financial
                                         Officer and Treasurer (Principal
                                         Financial Officer and Principal
                                         Accounting Officer)




         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



     NAME                      TITLE                                DATE


 /s/ Ronald A. Klein     President, Chief Executive Officer    January 28, 2000
---------------------    and Director
Ronald A. Klein


/s/  Robert H. Orley     Director                              January 28, 2000
---------------------
Robert H. Orley

     NAME                       TITLE                                DATE

/s/ Brian M. Hermelin          Director                       January 28, 2000
-----------------------
Brian M. Hermelin


/s/ Arthur A. Weiss            Director                       January 28, 2000
-----------------------
Arthur A. Weiss


/s/ Daniel E. Bober            Director and Vice President    January 28, 2000
-----------------------
Daniel E. Bober



/s/ Creighton J. Weber         Director and Vice President    January 28, 2000
-----------------------
Creighton J. Weber


/s/ Mark A. Gordon             Director                       January 28, 2000
-----------------------
Mark A. Gordon