Form 10-Q
period 1999-12-31
BINGHAM FINANCIAL SERVICES CORP
filed 2000-02-14
CIK 1044862

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


 |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999.

                                       OR

 |_| Transition pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



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

      2,542,758 shares of Common Stock, no par value as of January 31, 2000

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                      INDEX

                                   -----------



                                                                                      PAGES
                                                                                      -----
PART I

Item 1.     Financial Statements:

            Consolidated Balance Sheets as of December 31, 1999 and
                September 30, 1999                                                        3

            Consolidated Statements of Operations for the Three Months Ended
                December 31, 1999 and 1998                                                4

            Consolidated Statements of Cash Flows for the Three Months Ended
                December 31, 1999 and 1998                                                5

            Notes to Consolidated Financial Statements                                 6-10


Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                   11-15

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                16-18


PART II

            Item 1 Legal Proceedings                                                     19

            Item 6 (a) Exhibits Required by Item 601 of Regulation S-K                   19

            Signatures                                                                   20

            Exhibit Index                                                                21

                     BINGHAM FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1999 AND SEPTEMBER 30, 1999

                                   ----------

                                                                        DECEMBER 31,         SEPTEMBER 30,
                             ASSETS                                        1999                  1999
                                                                        (UNAUDITED)
                                                                     -------------------------------------
                                                                      (In thousands except, for shares)
     Cash and equivalents                                              $    --                 $     730
     Restricted cash
                                                                           4,275                   3,901
     Loans receivable
                                                                         141,453                 117,887
     Servicing rights
                                                                           9,736                   2,120
     Property and equipment, net
                                                                           3,029                   1,100
     Other assets
                                                                          10,006                   6,960
                                                                       ---------               ---------
            Total assets                                               $ 168,499               $ 132,698
                                                                       =========               =========


              LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
     Advances by mortgagors                                            $   4,228               $   3,882
     Accounts payable and accrued expenses
                                                                          11,810                   1,131
     Deferred revenue
                                                                           1,398                     343
     Advances under repurchase agreements
                                                                          80,469                  69,026
     Subordinated debt, net of debt discount
            of $414 and $433, respectively
                                                                           3,586                   3,567
     Note payable
                                                                          40,747                  28,477
                                                                       ---------               ---------
           Total liabilities
                                                                         142,238                 106,426
                                                                       ---------               ---------

     Minority Interest
                                                                             122                     204
                                                                       ---------               ---------

STOCKHOLDERS' EQUITY:
     Preferred stock, no par value, 10,000,000 shares
          authorized; no shares issued and outstanding                        --                      --

     Common Stock, no par value, 10,000,000 shares
          authorized;  2,539,716 and 2,528,473 shares
     issued and outstanding at December 31, 1999 and
          September 30, 1999, respectively
                                                                          26,799                  26,696
     Paid-in capital
                                                                             641                     619
     Accumulated other comprehensive loss
                                                                            (106)                   (304)
     Unearned stock compensation
                                                                          (1,102)                 (1,035)
     Retained earnings (deficit)
                                                                             (93)                     92
                                                                       ---------               ---------
           Total stockholders equity
                                                                          26,139                  26,068
                                                                       ---------               ---------
           Total liabilities and stockholders' equity                  $ 168,499               $ 132,698
                                                                       =========               =========



The accompanying notes are an integral part of the financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                   ----------

                                                                                       THREE MONTHS ENDED
                                                                                          DECEMBER 31,
                                                                                  1999                     1998
                                                                             -------------------------------------
                                                                               (In thousands, except for shares)
REVENUES
     Interest income on loans                                                      4,069                     2,118
     Mortgage origination and servicing fees                                       1,319                       352
     Gain on sale of loans                                                         1,603                     1,539
     Other income                                                                     75                        47
                                                                             -----------               -----------
           Total revenues                                                          7,066                     4,056
                                                                             -----------               -----------

COSTS AND EXPENSES
     Interest expense                                                              2,832                     1,699
     Provision for credit losses                                                     362                        97
     General and administrative                                                    2,352                       563
     Other operating expenses                                                        944                       624
                                                                             -----------               -----------
           Total costs and expenses                                                6,490                     2,983
                                                                             -----------               -----------
     Income (loss) before income tax expense                                         576                     1,073

          Federal income tax expense                                                 198                       309
                                                                             -----------               -----------
     Income (loss) before cumulative effect of
       change in accounting principle                                                378                       764
     Cumulative effect of change in accounting
       principle, net of tax                                                        (563)                       --
                                                                             -----------               -----------
     Net Income (Loss)                                                              (185)                      764
                                                                             ===========               ===========

     Weighted average common shares outstanding,
           Basic                                                               2,539,716                 1,576,818
                                                                             ===========               ===========
           Diluted                                                             2,539,716                 1,917,915
                                                                             ===========               ===========
     Earnings (loss) per share before cumulative
           effect of change in accounting principle:
           Basic                                                             $      0.15               $      0.48
                                                                             ===========               ===========
           Diluted                                                           $      0.15               $      0.40
                                                                             ===========               ===========
     Cumulative effect of change in accounting
           Principle
           Basic                                                             $     (0.22)              $        --
                                                                             ===========               ===========
           Diluted                                                           $     (0.22)              $        --
                                                                             ===========               ===========
        Net income
           Basic                                                             $     (0.07)              $      0.48
                                                                             ===========               ===========
           Diluted                                                           $     (0.07)              $      0.40
                                                                             ===========               ===========



The accompanying notes are an integral part of the financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASHFLOWS
                                   (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                   ----------


                                                                                 THREE MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                             1999                 1998
                                                                           ------------------------------
Cash flows from operating activities:
        Net cash provided (used)  by operating activities                   (26,965)              (28,563)
                                                                           --------              --------

Cash flows from investing activities:
        Purchase of Dynex Financial, Inc.                                    (4,001)                   --
       Capital expenditures                                                     (99)                 (167)
                                                                           --------              --------
                   Net cash used in investing activities                     (4,100)                 (167)
                                                                           --------              --------

Cash flows from financing activities:
       Advances under repurchase agreements                                 102,876                36,395
       Repayment of advances under repurchase agreements                    (91,434)               (1,045)
       Advances on note payable                                             104,634                15,715
       Repayment of note payable                                            (85,741)              (23,285)
                                                                           --------              --------
                   Net cash provided by financing activities                 30,335                27,780
                                                                           --------              --------

Net change in cash and cash equivalents                                        (730)                 (950)
Cash and cash equivalents, beginning of period                                  730                 1,979
                                                                           --------              --------
Cash and cash equivalents, end of period                                         --                 1,029
                                                                           ========              ========



The accompanying notes are an integral part of the financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1. BASIS OF PRESENTATION:

   The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly Bingham Financial Services Corporation's ("the Company") financial condition and results of operations on a basis consistent with that of the Company's prior audited consolidated financial statements. Pursuant to rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.


2. EARNINGS PER SHARE:

   Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average common shares outstanding. At December 31, 1999 there were potential shares of common stock from stock options and warrants outstanding. Had these stock options and warrants been exercised they would have had an anti-dilutive effect on the net loss per share calculation. The effect of the anti-dilutive shares is not included in the earnings per share calculation for the period ended December 31, 1999.

   The following table presents a reconciliation of the numerator (income applicable to common shareholders) and denominator (weighted average common shares outstanding) for the basic income (loss) per share calculation:


                                                                 Three months ended December 31,
                                              -----------------------------------------------------------------------
                                                           1999                                   1998
                                              -----------------------------------------------------------------------
                                                         (In thousands except earnings (loss) per share
                                                             Earnings (loss)                        Earnings (loss)
                                                  Shares        per share               Shares         per share
                                              -----------------------------------------------------------------------
Basic earnings (loss) per share before
   cumulative effect of change in
   accounting principle                           2,540       $    0.15                  1,577        $    0.48

Cumulative effect of change in
    accounting principle                                          (0.22)                    --               --

Net dilutive effect of:

    Options and awards                               --              --                     25            (0.01)
    Warrants                                         --              --                    171            (0.04)
                                              -----------------------------------------------------------------------
Diluted earnings (loss) per share                 2,540       $   (0.07)                 1,773         $   0.43
                                              =======================================================================


                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

3. OTHER COMPREHENSIVE INCOME
   Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for reporting comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles have previously been reported as separate components of equity in the Company's consolidated financial statements.

   Net loss                                          $  (185,000)
   Other comprehensive income net of tax:
     Unrealized gains on securities:
       Unrealized holding gains during period            198,000
                                                     -----------
   Comprehensive income                              $    13,000
                                                     ===========


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

   Changes in allowance for loan losses are summarized as follows:


                                                    Three months ended December 31,
                                                        1999               1998
                                                    -------------------------------
                                                             (In thousands)
Balance at beginning of period                         $ 258               $  58
Provision for loan losses                                362                  21
Net losses                                              (346)                 --
                                                       -------------------------
     Balance at end of period                          $ 274               $  79
                                                       =========================

   The Company periodically sells portions of its manufactured home loan portfolio with recourse whereby it is required to repurchase loans that meet certain delinquency and default criteria. The Company recognizes estimated recourse obligations to absorb potential losses on these loans. The balance of that recourse obligation was approximately $375,000 at December 31, 1999.

5. DEBT:

   At the time of its initial public offering the Company entered into a subordinated loan agreement that currently provides for a subordinated debt facility which consists of a $4 million term loan. The Company also has a $10 million demand line of credit and a $50 million demand line of credit which indebtedness

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

   shall be subordinated to all senior debt of the Company. The $4 million term loan has an annual interest rate of 9.75% and the demand lines of credit have an annual interest rate equal to the one month "LIBOR" rate plus a spread. In accordance with the subordinated loan agreement the Company issued detachable warrants covering 400,000 shares of common stock at a price of $10.00 per warrant share. The detachable warrants have a term of seven years and may be exercised at any time after the fourth anniversary of the issuance.

   In March 1998 the Company's commercial mortgage originating subsidiary entered into a one-year master repurchase agreement with a lender to finance fixed rate commercial loans secured by real estate. In September of 1998 that agreement was amended to include financing of manufactured home, floor plan and bridge loans and has been periodically renewed. At December 31,1999 the Company was renegotiating the maximum financing limits on the facility. The annual interest rate on the facility is a variable rate of interest equal to "LIBOR" plus a spread, dependent on the advance rate and the asset class. The loans are sold at 82- 92% of the then current face value, depending on the asset class and certain concentration constraints. The repurchase transactions are for 30 days and may be rolled over for up to nine months.

   At December 31, 1999 and September 30, 1999 debt outstanding was as follows:


                                                      DECEMBER 31      SEPTEMBER 30,
                                                     --------------------------------
                                                         1999              1999
                                                     --------------------------------
                                                             (In thousands)
Loans sold under repurchase                          $   80,469              $ 69,026
Demand line of credit                                    40,747                28,477
Term loan, net of discount                                3,586                 3,567
                                                     ================================
                                                     $  124,802              $101,070
                                                     ================================


6. FINANCIAL INSTRUMENTS:

The Company hedges a portion of its commercial mortgage loan portfolio as part of its interest rate risk management strategy and as a condition of the related repurchase agreement, which finances the portfolio. The Company attempts to hedge the interest rate risk on its portfolio by entering into Treasury security rate locks and forward interest rate swaps. The Company classifies these transactions as hedges on specific loan receivables. Any gross unrealized gains or losses on these hedge positions are an adjustment to the basis of the mortgage loan portfolio and are used in the lower of cost or market valuation to establish a valuation allowance.

The following table identifies the gross unrealized gains/losses of the interest rate swaps and Treasury rate locks as of December 31, 1999 and September 30, 1999:

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


                                                                       DECEMBER 31,             SEPTEMBER 30,
                                                             ---------------------------------------------------
                                                                           1999                     1999
                                                             ---------------------------------------------------
                                                                           GROSS                    GROSS
                                                                        UNREALIZED                UNREALIZED
   TYPE                     REFERENCE RATE/TREASURY                  GAINS (LOSSES)            GAINS (LOSSES)
----------------------------------------------------------------------------------------------------------------
                                                                             (In thousands)
Treasury Lock               U.S. Treasury 4.750% - 11/08               $  --                        $ 126
Treasury Lock               U.S. Treasury 5.625% - 5/08                   --                          115
Treasury Lock               U.S. Treasury 5.500% - 5/09                   --                            6
Treasury Lock               10 Year Treasury                              --                            2
Interest Rate Swap          10 Year Swap                                 609                         (146)


6.   ACQUISITIONS:

     In December 1999, the Company completed the acquisition of Dynex Financial, Inc. (DFI) from Dynex Holding, Inc. (DHI), a subsidiary of Dynex Capital, Inc (DCI). The Company acquired all of the issued and outstanding stock of DFI and all of the rights to DCI's manufactured home lending business for approximately $4.0 million in cash funded by borrowings on the Company's demand lines of credit. DFI specializes in lending to buyers of manufactured homes and has regional and district offices in nine states. In addition DFI provides servicing for manufactured home and land/home loans.

     The DFI acquisition was accounted for using the purchase method. The consideration and acquisition costs for the DFI acquisition have been allocated to the acquired assets and assumed liabilities, resulting in excess of the fair value of the acquired net assets over the purchase price of approximately $3.2 million which has been recognized as a reduction in the amount allocated to purchased loan servicing rights. As discussed below, the Company is in the process of finalizing its plan to exit certain of DFI's activities and the related purchase price allocation will be adjusted when those plans are finalized in 2000.

     In connection with the DFI acquisition, the Company recognized accrued liabilities of $5.0 million related to its plans to close certain of DFI's regional and district offices and terminate or relocate certain of its employees. The Company is in the process of finalizing its assessment of the offices and employees that will be affected and any adjustments resulting from the completion of the assessment and the resulting actions will result in an adjustment to the purchase price allocation. There were no amounts paid related to theses liabilities in the period ended December 31, 1999.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

     The following table summarizes pro forma unaudited results of operations as if the acquisition completed during 1999 had occurred at the beginning of each year presented:



                                                                             THREE MONTHS ENDED
                                                                                 DECEMBER 31,
                                                             ---------------------------------------------
                                                                        1999                      1998
----------------------------------------------------------------------------------------------------------
                                                                 (In thousands, except earnings per share)
Revenues                                                              $ 9,114                 $    8,838
Income before cumulative effect of
    change in accounting principle                                     (3,438)                     1,390
Cumulative effect of change in accounting
  principle, net of tax                                                  (576)                        --
Net Income                                                             (2,704)                     1,177
Basic earnings (loss) per share                                       $ (1.06)                $     0.93
Diluted earnings (loss) per share                                     $ (1.06)                $     0.77


7.   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:

     In April 1998 the Financial Accounting Standards Board issued Statement of Position Number 98-5 (SOP 98-5) "Reporting on the Cost of Start-Up Activities". This statement, which is required to be adopted for fiscal years beginning after December 15, 1998 establishes guidance for the accounting of start-up activities. It states that the cost of start-up activities, including organizational costs, should be expensed as incurred. The Company has deferred organizational costs related to the formation of its manufactured home lending subsidiary and the filing of its application to become a unitary thrift holding company and for the formation of a federally chartered savings bank. In the period ended December 31, 1999 the Company expensed, approximately $563,000 net of federal income tax benefit of $290,000 for previously capitalized organization costs.

                     BINGHAM FINANCIAL SERVICES CORPORATION

                                   ----------

    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis provides information on material factors affecting the Company's results of operations and significant balance sheet changes. This discussion should be read in conjunction with the consolidated financial statements and notes included herein and the 1999 Form 10-K of Bingham Financial. Results of operations for the three-month periods presented are not necessarily indicative of results which may be expected for the entire year.

    RESULTS OF OPERATIONS

    The Company reported a net loss of $185,000 for the quarter ended December 31, 1999 compared to net income of $764,000 in the quarter ended December 31, 1998. The decrease in net income is due primarily to the cumulative effect of a change in accounting principle of $853,000 and an increase in general and administrative expenses of approximately $1.8 million. The change in accounting principle relates to start up costs that were previously capitalized and amortized over five years but are now required to be expensed as incurred. The change is retroactive and the Company was required to expense currently all previously capitalized start up costs. The significant increase in general and administrative expenses is the result of the continued growth in the size of the Company including the acquisition of DFI.

    Interest income on loans increased to $4.0 million for the period, or approximately 92% over interest income of $2.1 million in the comparable period in 1998. The large increase is primarily due to an increase in the average outstanding loan receivable balance of $153.8 million for the three months ended December 31,1999 versus $97.6 million for the three months ended December 31, 1998, an increase of 57.6%. The increase in interest income was also the result of an increase in the average yield on the loan receivable portfolio of 10.6% for the period in 1999 versus 8.7% in 1998. This was due to a larger percentage of the loan portfolio being made up of higher yielding manufactured home loans versus commercial mortgage loans.

    Interest expense for the three months ended December 31, 1999 was $2.8 million as compared to $1.7 million, an increase of 65%, for the comparable period ended December 31, 1998. The increase in interest expense is driven by the increase in the average outstanding balance of debt used to finance the loan receivables and fund operations. Average outstanding debt increased to $137.9 million, or 47.2% for the period in 1999 versus $93.0 million in the comparable period in 1998. Adding to the increase in interest expense was an increase in the cost of borrowings to 8.3% for the quarter ended December 31, 1999 compared to 7.3% in the same period in 1998.

    The following table sets forth the extent to which the Company's net interest income has been affected by changes in average interest rates and average balances of interest earning assets and interest bearing liabilities.

                     BINGHAM FINANCIAL SERVICES CORPORATION

                                   ----------


                                        THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                             -------------------------------------------------------------------------------------------------
                              AVERAGE BALANCE            AVERAGE RATE        INTEREST         INCREASE       VARIANCE DUE TO:
                             ------------------------------------------------------------
                                1999        1998         1999     1998     1999      1998    (DECREASE)    VOLUME        RATE
                             -------------------------------------------------------------------------------------------------
Interest-earning assets:
Loans                         $153,758   $ 97,550       10.59%    8.68%  $4,069   $  2,118   $  1,951    $  1,485         466
Cash and equivalents             3,923      4,331        2.44%    3.42%      24         37        (13)         (2)        (11)
                             -------------------------------------------------------------------------------------------------
                               157,681    101,881       10.38%    8.46%   4,093      2,155      1,938       1,483         455
                             -------------------------------------------------------------------------------------------------

Interest-bearing Liabilities
Term loan                        4,000      4,000       11.68%   11.68%     117        117         --          --          --
Revolving line of credit        41,881     20,262        7.88%    8.13%     825        412        413         426         (13)
Loans sold under repurchase     91,066     68,797        8.30%    6.81%   1,890      1,170        720         464         256
                               -------------------------------------------------------------------------------------------------
                               136,947     93,059        8.27%    7.30%   2,832      1,699      1,133         889         244
                               -------------------------------------------------------------------------------------------------

Interest rate spread                                     2.11%    1.16%
Excess average earning          20,734      8,822       10.38%    8.46%
assets                       ==========================================
Net interest margin                                      3.20%    1.79%  $1,261   $    456      $ 805    $    593         212
                                                     ==========================================================================


    Mortgage origination fees are related to commercial mortgage loans originated and placed with outside investors. Placement fees increased 173% to $762,000 on placed commercial mortgage loans of $105.9 million for three months ended December 31, 1999 compared to $279,000 in fees on placed commercial mortgage loans of $24.5 million in the comparable period in 1998.

    Gain on sale of loans represents the difference between the proceeds from sale and the allocated carrying cost of the loans sold. The gain is also net of required reserves for the potential loss due to repossession and ultimate charge-off of loans sold with recourse that are required to be repurchased. For the quarter ended December 31, 1999 the company sold approximately $100 million of its manufactured home loan receivables resulting in a net gain of $1.6 million as compared to sales of $5 million of manufactured home loan receivables resulting in gains of $289,000 for the comparable period in 1998. The quarter ended December 31, 1998 also included a recovery of $1.25 million related to the valuation of the loan portfolio and related hedge positions.

    Provision for credit losses is recorded in amounts sufficient to maintain an allowance at a level considered adequate to cover losses from liquidating manufactured home loans and loans sold with recourse. Provision for credit losses increased approximately 273% to $362,000 for the three months ended December 31, 1999 compared to $97,000 for the same period in 1998. The large increase is primarily related to a 274% increase in average outstanding principal balance of manufactured home loans which was $95.7 million for the period ended December 31, 1999 as compared to $25.6 million for the period ended December 31, 1998. The provision increase is also affected by the increase in non-performing manufactured home loans which were 2.95% of the manufactured home loan outstanding principal balance at December 31, 1999 versus .25% of the outstanding principal balance for the comparable period in 1998.

                     BINGHAM FINANCIAL SERVICES CORPORATION

                                   ----------

    General and administrative and other operating expenses totaled approximately $3.3 million for the quarter ended December 31, 1999. This was an increase of $2.1 million or 175% over general and administrative expenses in the comparable quarter in 1998 of $1.2 million. The largest part of the increase is directly related to personnel costs. The Company increased its number of existing full time employees to 95 and also added approximately 200 full time employees with its acquisition of Dynex Financial in mid-December 1999 resulting in personnel costs of $2.2 million for the quarter or an increase of 277%. This is compared to 40 full time employees with personnel costs of $583,000 for the quarter ended December 31, 1998. These increases reflect the costs of the Company's expanding its manufactured home lending operations to communities outside those owned and operated by Sun and the expansion of its commercial mortgage lending business through the acquisition of Hartger & Willard in the fourth quarter of 1999. The increase in personnel resulted in an increase in occupancy and office expenses to $470,000 for the period ended December 31, 1999 or 123% increase over the comparable period in 1998 of $211,000.

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

    During the three month period ended December 31, 1999 total borrowings increased to $124.8 from $101.1 at September 30, 1999. The increased borrowings are net of approximately $100.8 in proceeds from the sale of a portion of the Company's manufactured home loan portfolio that were used to pay down its demand lines of credit and repurchase facility. The increased borrowings were primarily for the funding of new loan originations and the acquisition of DFI.

    During the period ended December 31, 1999 the Company increased its available borrowings under its demand lines of credit to a total of $60 million and is currently negotiating an increase in available limits under its repurchase facility.

    LOANS RECEIVABLE

    Net loans receivable increased $23.6 million from $117.8 million at September 30, 1999 to $141.5 million at December 31, 1999. Commercial mortgage loans originated and held for sale were $11.8 million and manufactured home loan originations were $35.2 million for the three months ended December 31, 1999. The Company also purchased approximately $72 million in manufactured home and floor plan loans during the period from DFI prior to its acquisition in December 1999.

    New loan originations were offset by the sale of approximately $100 million of manufactured home loans in one bulk sale in December 1999.

    The following table sets forth the average loan balance, weighted average loan yield and weighted average initial term of the manufactured home and commercial loan portfolio:

                     BINGHAM FINANCIAL SERVICES CORPORATION

                                   ----------

                                                                         December 31, 1999
                                                       -----------------------------------------------
                                                         Manufactured  Home         Commercial
    --------------------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
    Principal balance loans................
    receivable, net........................               $     71,630              $   65,930
    Number of loans........................                      1,907                      27
    Average loan balance...................               $         38              $    2,442
    Weighted average loan yield............                       10.9%                    9.8%
    Weighted average initial term..........                         25 years               6.5 years


    Delinquency statistics at December 31,1999 for the manufactured home loan portfolio are as follows:


                                       Number of                            Greater
                                         Loans       31-60       61-90      Than 90         Total
    --------------------------------------------------------------------------------------------------
Manufactured home loans                 1,907         5.0%        2.7%         2.4%            10.1%

Manufactured home loans
  sold with full recourse               1,327         2.0%        0.0%         0.0%             2.0%
                                       ---------------------------------------------------------------
                                        3,234         3.7%        1.6%         1.4%             6.7%
                                       ===============================================================



                              Gross Principal                                Greater
                                 Balance               31-60      61-90      than 90           Total
    --------------------------------------------------------------------------------------------------
                                                        (Dollars in thousands)
    Manufactured home loans     $ 71,429                4.1%       2.5%         1.9%            8.5%

    Manufactured home loans
      sold with full recourse     41,641                1.4%       0.0%         0.0%            1.4%
                                ----------------------------------------------------------------------
                                $113,070                3.1%       1.6%         1.2%            5.9%
                                ======================================================================

    There were no delinquent commercial mortgage loans at December 31, 1999.

    YEAR 2000 READINESS

    Some computers, software, and other equipment include a programming code in which calendar year data was abbreviated to only two digits. As a result of this design decision, some of these systems could have failed to operate or failed to produce correct results if "00" was interpreted to mean 1900, rather than 2000. In 1998 the Company initiated a corporate wide program designed to ensure that all critical computer programs function properly in the year 2000. The Company is also analyzing and working with vendors and other external businesses to identify and avoid any year 2000 problems related to the software or services they provide.

    Phase I of the Company's year 2000 project was completed prior to December 31, 1999. It involved an assessment of the internal and external critical systems and hardware that could be affected by the year 2000 problem and the current compliant status of the system or hardware.

    In Phase II of the project the Company's management information systems staff developed solutions or implemented vendor-provided solutions to remedy all year 2000 non-compliant issues including non-information technology systems. All internal critical systems that required a year 2000 update provided by a vendor were corrected. There were no systems that required complete replacement. All non-compliant hardware had been replaced. Any new systems or hardware to be acquired are verified to be year 2000 compliant. Phase II also included testing of updated systems and hardware for compliance. This portion of the project was completed prior to December 31, 1999.

                     BINGHAM FINANCIAL SERVICES CORPORATION

                                   ----------

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

    Year 2000 compliance costs incurred totaled approximately $45,000. The majority of the cost was incurred for MIS personnel expense required for identifying, testing and, where necessary, updating critical systems. The cost also included the replacement of some non-compliant hardware. The Company estimates the total costs of the year 2000 project will not be material to its financial position or results of operations.

    The company has experienced no significant problems related to the year 2000 issue but continues to monitor both its internal systems and external vendors to attempt to prevent any future potential problems that may occur.

    SUBSEQUENT EVENTS

    On February 4, 2000, the Board of Directors of Bingham Financial Services Corporation ("Bingham") approved the change in its fiscal year end from September 30 to December 31. Accordingly, Bingham's 2000 fiscal year will end on December 31, 2000 and its first quarter will cover the three-month period ending March 31, 2000. Bingham will file a report covering the three-month transition period from October 1, 1999 through December 31, 1999 on Form 10-Q.

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



                                                                             MATURITY
                                                   --------------------------------------------------------------------------------
                                                            0 TO 3        4 TO 12            1 TO 5           OVER 5
                                                            MONTHS         MONTHS            YEARS            YEARS          TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
                                                                       (In thousands)
Assets:
    Cash and equivalents                                         --              --              --              --              --
    Restricted cash                                           1,069           3,206              --              --           4,275
    Loans receivable                                          4,244          11,316          59,410          66,483         141,453
    Servicing rights                                            389           1,266           5,257           2,823           9,736
    Other assets                                              4,953           3,389           1,955           2,737          13,035
                                                 ----------------------------------------------------------------------------------
            TOTAL ASSETS                                     10,655          19,177          66,623          72,044         168,499
                                                 ==================================================================================
Liabilities:
    Advances by mortgagors                                    1,057           3,171              --              --           4,228

    Accounts payable and accrued expenses                     9,684           2,126              --              --          11,810

    Advances under repurchase agreement                      41,844          38,625                                          80,469
    Subordinated debt                                           (25)            (82)          3,694              --           3,586

    Notes Payable                                                --          40,747              --              --          40,747

    Other liabilities                                            --              --              --           1,520           1,520
                                                 ----------------------------------------------------------------------------------
            TOTAL LIABILITIES                                52,560          84,586           3,694           1,520         142,360
                                                 ----------------------------------------------------------------------------------
Stockholders' Equity
    Common stock                                                 --              --              --          25,697          25,697
    Paid-in-capital                                              --              --              --             641             641
    Accumulated other comprehensive loss                         --              --            (106)             --            (106)
    Retained earnings                                            --              --              --             (93)            (93)
                                                 ----------------------------------------------------------------------------------
            TOTAL LIABILITIES AND EQUITY                  $  52,560       $  84,586       $   3,588       $  27,765       $ 168,499
                                                 ==================================================================================

    Reprice difference                                    $ (41,905)      $ (65,409)      $  63,035       $  44,279
    Cumulative gap                                        $ (41,905)      $(107,314)      $ (44,279)      $      --
    Percent of total assets                                  (24.87%)        (63.69%)        (26.28%)            --

    Management believes the negative effect of a rise in interest rates is reduced by the anticipated short duration of the Company's loan receivables. Management intends that the loan receivables will be securitized or sold as part of a whole loan sale prior to the end of 2000. Proceeds from the securitization or whole loan sales would be used to pay down the corresponding debt. If the Company were unable to securitize or sell the loans it would be necessary to renegotiate the master repurchase agreement to extend the maturity date of the advances under repurchase. The instruments

                     BINGHAM FINANCIAL SERVICES CORPORATION

                                   ----------

    held by the Company are held for purposes other than trading.

    The Company also currently manages interest rate risk through the use of Treasury security rate locks and forward interest rate swaps to hedge a portion of the fixed rate loans in the commercial loan portfolio. The Company uses these instruments in an attempt to reduce risk by essentially creating offsetting market exposures.

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

    A forward interest rate swap is an obligation to enter into a swap or cash settlement on a future date for the difference between the market rate on that date and an agreed upon swap rate. This transaction is similar to a Treasury rate lock in that it allows you to lock in a rate starting in the future. The difference is that you will be locking in a future swap rate, not a forward treasury yield. A forward interest rate swap allows the positive or negative effect of a change in the value of the underlying loans to be offset by the positive or negative payment on the settlement of the hedging transaction. If interest rates rise the value of the loan portfolio will have decreased but the decrease will be offset by an increase in the value of the hedge equal to approximately the present value of decrease in value of the hedged loan portfolio. If interest rates are declining the reverse would hold true, The value of the loan portfolio will increase and be offset by a decrease in the value of the swap approximately equal to the present value of the hedged loan portfolio increase.

    The following table shows the Company's financial instruments and derivative instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at December 31, 1999.

                     BINGHAM FINANCIAL SERVICES CORPORATION

                                   ----------



                                                                          CONTRACTUAL MATURITY
                                         ------------------------------------------------------------------------------------------
                                                                                                                            TOTAL
                                                  2000         2001        2002         2003      2004       THEREAFTER   FAIR VALUE
                                         ------------------------------------------------------------------------------------------
Interest sensitive assets:
    Loans receivable                             $ 15,013    $ 12,315    $  9,877    $ 10,990    $ 12,223    $   76,386    $136,804
    Average interest rate                           10.59%      10.59%      10.59%      10.59%      10.59%        10.59%      10.59%
    Interest bearing deposits                       4,275          --          --          --          --            --       4,275
    Average interest rates                           2.44%         --          --          --          --            --        2.44%
    Hedging transactions                               --          --          --          --          --        26,287      26,287
    Average interest rate                              --          --          --          --          --          6.77%       6.77%
                                         ------------------------------------------------------------------------------------------
Total interest sensitive assets                  $ 19,288    $ 12,315    $  9,877    $ 10,990    $ 12,223    $  102,673   $ 167,366
                                         ==========================================================================================

Interest sensitive liabilities:
  Borrowings:
    Advances under repurchase                    $ 80,469    $     --    $     --    $     --    $     --    $       --    $ 80,469
    Average interest rate                            8.30%         --          --          --          --            --        8.30%
    Subordinated debt                                  --          --          --          --          --         3,586       3,586
    Average interest rate                              --          --          --          --          --         11.68%      11.68%
    Note payable                                   40,747          --          --          --          --            --      40,747
    Average interest rate                            7.88%         --          --          --          --            --        7.88%
                                         ------------------------------------------------------------------------------------------
Total interest sensitive liabilities             $121,216    $     --    $     --    $     --    $     --    $    3,586   $ 124,802
                                         ==========================================================================================


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

ITEM 6.(A) -   EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

                EXHIBIT NO.                       DESCRIPTION

                 27                        Financial Data Schedule


ITEM 6.(B) - REPORTS ON FORM 8-K

               The Company filed a report on Form 8-K disclosing a change in its fiscal year end to December 31. The report was filed on February 11, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 11, 2000



                               BINGHAM FINANCIAL SERVICES CORPORATION



                               BY:  /s/  Ronald A. Klein
                                    -------------------------------------------
                                    Ronald A. Klein, Chief Executive Officer

                                  EXHIBIT INDEX




                                                     PAGE
                   FILED                            NUMBER
EXHIBIT NO.        DESCRIPTION                     HEREWITH         HEREIN
-----------        ------------                    ---------        ------

   27              Financial Data Schedule             X               X