Form 10-Q
period 2000-03-31
BINGHAM FINANCIAL SERVICES CORP
filed 2000-05-15
CIK 1044862

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

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


       Registrant's telephone number, including area code: (248) 644-8838

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

       2,643,074 shares of Common Stock, no par value as of April 30, 2000

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                      INDEX



PART I                                                                                  PAGES
------                                                                                  -----
Item 1. Financial Statements:

                  Consolidated Balance Sheets as of March 31, 2000 and
                           December 31, 1999                                                3

                  Consolidated Statements of Operations for the Three Months Ended
                           March 31, 2000 and 1999                                          4

                  Consolidated Statements of Cash Flows for the Three Months Ended
                           March 31, 2000 and 1999                                          5

                  Notes to Consolidated Financial Statements                             6-10


Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                          11-15

Item 3.           Quantitative and Qualitative Disclosures About Market Risk            16-18


PART II

                  Item 1 Legal Proceedings                                                 19

                  Item 6 (a) Exhibits Required by Item 601 of Regulation S-K               19

                  Signatures                                                               20

                  Exhibit Index                                                            21

                     BINGHAM FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       March 31 2000 and December 31, 1999

                                   ----------



                                                         MARCH 31,           DECEMBER 31,
                            ASSETS                         2000                 1999
                                                        -----------          -----------
                                                        (In thousands, except share data)
     Cash and equivalents                                $   1,669            $      --
     Restricted cash                                         5,432                4,275
     Loans receivable                                      178,311              141,453
     Servicing rights                                        8,713                9,736
     Servicing advances                                      7,419                   --
     Property and equipment, net                             2,965                3,029
     Other assets                                           11,967               10,006
                                                         ---------            ---------
            Total assets                                 $ 216,476            $ 168,499
                                                         =========            =========


             LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
     Advances by mortgagors                              $   5,354            $   4,228
     Accounts payable and accrued expenses                   4,398               11,810
     Deferred revenue                                        2,698                1,398
     Advances under repurchase agreements                  129,269               80,469
     Subordinated debt, net of debt discount
            of $394 and $414, respectively                   3,606                3,586

     Note payable                                           47,376               40,747
                                                         ---------            ---------
           Total liabilities                               192,701              142,238
                                                         ---------            ---------
     Minority Interest                                          51                  122
                                                         ---------            ---------

STOCKHOLDERS' EQUITY:
     Preferred stock, no par value, 10,000,000 shares
          authorized; no shares issued and outstanding          --                   --
                                                         ---------            ---------
     Common Stock, no par value, 10,000,000 shares
          authorized;  2,649,859 and 2,539,716 shares
          issued and outstanding at March 31, 2000 and
          December 31, 1999, respectively                   27,635               26,799
     Paid-in capital                                           662                  641
     Accumulated other comprehensive loss                     (185)                (106)
     Unearned stock compensation                            (1,400)              (1,102)
     Retained deficit                                       (2,990)                 (93)
                                                         ---------            ---------
           Total stockholders equity                        23,724               26,139
                                                         ---------            ---------
           Total liabilities and stockholders' equity    $ 216,476            $ 168,499
                                                         =========            =========



The accompanying notes are an integral part of the financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   ----------


                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
REVENUES                                                                2000                     1999
                                                                --------------------------------------
                                                                   (In thousands except Share data)
     Interest income on loans                                        $    4,118            $    2,617
     Mortgage origination and servicing fees                              2,100                   201
     Gain on sale of loans                                                   30                 1,424
     Other income                                                           327                    46
                                                                --------------------------------------
           Total revenues                                                 6,575                 4,288
                                                                --------------------------------------

COSTS AND EXPENSES
     Interest expense                                                     3,538                 1,841
     Provision for credit losses                                          1,200                    63
     General and administrative                                           4,168                   899
     Restructuring costs                                                    796                     -
     Other operating expenses                                             1,226                   737
                                                                --------------------------------------
           Total costs and expenses                                      10,928                 3,540
                                                                --------------------------------------
     Income (loss) before income tax expense                             (4,353)                  748

          Federal income tax expense                                     (1,456)                  268
                                                                ----------------       ---------------
     Net Income (loss)                                               $   (2,897)           $      480
                                                                ================       ===============


     Weighted average common shares outstanding,
           Basic                                                      2,581,501             1,576,818
                                                                ================       ===============
           Diluted                                                    2,581,501             1,862,578
                                                                ================       ===============

     Earnings (loss) per share
           Basic                                                     $    (1.12)           $      .30
                                                                ================       ===============
           Diluted                                                   $    (1.12)           $      .26
                                                                ================       ===============



The accompanying notes are an integral part of the financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   ----------




                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                 2000        1999
                                                                ------------------
                                                                  (In thousands)
 Cash flows from operating activities:
         Net cash provided (used) by operating activities     $ (53,626)   $(19,468)
                                                              ---------    --------

 Cash flows from investing activities:
        Capital expenditures                                       (153)        (87)
                                                              ---------    --------
                    Net cash used in investing activities          (153)        (87)
                                                              ---------    --------

 Cash flows from financing activities:
        Advances under repurchase agreements                     53,174       9,697
        Repayment of advances under repurchase agreements        (4,374)     (7,271)
        Advances on note payable                                 61,171      27,968
        Repayment of note payable                               (54,523)    (11,868)
                                                              ---------    --------
                    Net cash provided by financing activities    55,448      18,526
                                                              ---------    --------

 Net change in cash and cash equivalents                          1,669      (1,029)
 Cash and cash equivalents, beginning of period
                                                                     --       1,029
                                                              ---------    --------
 Cash and cash equivalents, end of period                     $   1,669    $     --
                                                              =========    ========










The accompanying notes are an integral part of the financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


1. BASIS OF PRESENTATION:

   The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly Bingham Financial Services Corporation's ("Bingham" or "the Company") financial condition and results of operations on a basis consistent with that of the Company's prior audited consolidated financial statements. On February 4, 2000 the Board of Directors of Bingham approved the change in its fiscal year end from September 30 to December 31. As a result, Bingham's December 31, 1999 consolidated balance sheet is presented as its previous year end for comparative purposes. Pursuant to rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.


2. EARNINGS PER SHARE:

   Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average common shares outstanding. At March 31, 2000 there were potential dilutive shares of common stock from outstanding stock options and warrants. Had these stock options and warrants been exercised they would have had an anti-dilutive effect on the net loss per share calculation. The effect of the anti-dilutive shares is not included in the earnings per share calculation for the period ended March 31, 2000.

   The following table presents a reconciliation of the numerator (income applicable to common shareholders) and denominator (weighted average common shares outstanding) for the basic income (loss) per share calculation:


                                                              THREE MONTHS ENDED MARCH 31,
                                            ---------------------------------------------------------------
                                                         2000                        1999
                                            ---------------------------------------------------------------
                                                      (In thousands, except earnings per share)
                                                               Earnings                  Earnings (loss)
                                                Shares        per share       Shares        per share
                                            ---------------------------------------------------------------
    Basic earnings (loss) per share             2,582         $ (1.12)        1,577          $ 0.30
    Net dilutive effect of:
        Options                                     -               -            21           (0.01)
        Warrants                                    -               -           148           (0.03)
                                            ---------------------------------------------------------------
    Diluted earnings (loss) per share           2,582         $ (1.12)        1,746          $ 0.26
                                            ===============================================================



3. OTHER COMPREHENSIVE INCOME
   Statement of Financial Accounting Standards No. 130 ("SFAS 130"), 'Reporting Comprehensive Income," establishes standards for reporting comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under GAAP have previously been reported as separate components of equity in the Company's consolidated financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                           2000              1999
                                                        ---------          --------
                                                              (In thousands)

   Net loss                                              ($2,897)                -
   Other comprehensive income net of tax:
      Unrealized loss on securities:
          Unrealized holding loss during period              (78)                -
                                                         --------          --------
   Comprehensive loss                                    $ (2,975)               -
                                                         ========          ========



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

   Changes in allowance for loan losses are summarized as follows:



                                                       Three months ended March 31,
                                                         2000             1999
                                                         ---------------------
                                                             (In thousands)
   Balance at beginning of period                       $ 274            $ 248
   Provision for loan losses                            1,200               63
   Net losses                                            (679)             (27)
                                                        ----------------------
        Balance at end of period                        $ 795            $ 284
                                                        ======================


   The Company periodically sells portions of its manufactured home loan portfolio with recourse whereby it is required to repurchase loans that meet certain delinquency or default criteria. The Company maintains a separate liability to absorb potential losses on these loans. There were no charges against that liability in the current quarter and the balance of that liability was approximately $375,000 at March 31, 2000.

5. DEBT:

   At the time of its initial public offering the Company entered into a subordinated loan agreement. that currently provides for a subordinated debt facility, which consists of a $4 million term loan, a $50 million demand line of credit and a $10 million demand line of credit which indebtedness shall be subordinated to all senior debt of the Company. The $4 million term loan has an annual interest rate of 9.75% and the demand line of credit has an annual interest rate equal to the one month "LIBOR" rate plus a spread. In accordance with the subordinated loan agreement the Company issued detachable warrants covering 400,000 shares of common stock at a price of $10.00 per warrant share. The detachable warrants have a term of seven years and may be exercised at any time after the fourth anniversary of the issuance.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


   In March 1998 the Company's commercial mortgage originating subsidiary entered into a one-year master repurchase agreement with a lender to finance fixed rate commercial loans secured by real estate. In September of 1998 that agreement was amended to include financing of manufactured home, floor plan and bridge loans. The terms of the repurchase agreement have been renewed annually and at March 31, 2000 the available financing amount under the agreement was $250 million and Dynex Financial, Inc. was added as a party to the agreement. The annual interest rate on the facility is a variable rate of interest equal to "LIBOR" plus a spread, dependent on the advance rate and the asset class. The repurchase transactions are for 30 days. The commercial mortgage loan transactions may be rolled over for up to nine months. The manufactured home loan transactions may be rolled over for 90-180 days at which point if the loans are still financed under the facility the advance rate is reduced.

   In March 2000 the Company has entered into a demand line of credit agreement for the purpose of funding required principal, interest, taxes and insurance advances on manufactured home loans that are serviced for outside investors. The available borrowing limit under this facility is $10 million and the facility has an annual interest rate equal to LIBOR plus a spread.

   At March 31, 2000 and December 31, 1999 debt outstanding was as follows:

                                           MARCH 31,     DECEMBER 31,
                                           --------------------------
                                             2000            1999
                                           --------------------------
                                                 (In thousands)
     Loans sold under repurchase           $129,269         $ 80,469
     Demand line of credit                   41,706           40,747
     Servicing advance line of credit         6,300               --
     Term loan, net of discount               3,606            3,586
                                           -------------------------
                                           $180,881         $124,802
                                           =========================



6. FINANCIAL INSTRUMENTS:

The Company hedges a portion of its loan portfolio as part of its interest rate risk management strategy and as a condition of the related repurchase agreement, which finances the portfolio. The Company attempts to hedge the interest rate risk on its portfolio by entering into Treasury rate locks and forward interest rate swaps. The Company classifies these transactions as hedges on specific loan receivables. Any gross unrealized gains or losses on these hedge positions are an adjustment to the basis of the mortgage loan portfolio and are used in the lower of cost or market valuation to establish a valuation allowance.

The following table identifies the gross unrealized gains/losses of the interest rate swaps and Treasury rate locks as of March 31, 2000 and December 31, 1999:

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


                                                                   MARCH 31,        DECEMBER 31,
                                                             -----------------------------------------
                                                                     2000                1999
                                                             -----------------------------------------
                                                                     GROSS               GROSS
                                                                     GROSS               GROSS
                      TYPE           REFERENCE RATE             UNREALIZED GAIN     UNREALIZED GAIN
             -----------------------------------------------------------------------------------------
                                                                           (In thousands)
             Interest Rate Swap       5 Year Swap                  $ 769                    --
             Interest Rate Swap      10 Year Swap                     --                 $ 609



7.  ACQUISITIONS:

   In December 1999, the Company completed the acquisition of Dynex Financial, Inc. (DFI) from Dynex Holding, Inc. (DHI), a subsidiary of Dynex Capital, Inc
   (DCI). The Company acquired certain manufactured home loans from DFI all of the issued and outstanding stock of DFI and all of the rights to DCI's manufactured home lending business for approximately $4.0 million in cash funded by borrowings on the Company's demand lines of credit. DFI specializes in lending to buyers of manufactured homes and has regional and district offices in nine states. In addition DFI provides servicing for manufactured home and land/home loans.

   The DFI acquisition was accounted for using the purchase method. The consideration and acquisition costs for the DFI acquisition were allocated to the acquired assets and assumed liabilities, resulting in excess of the fair value of the acquired net assets over the purchase price of approximately $3.2 million which was recognized as a reduction in the amount allocated to purchased loan servicing rights. During the quarter ended March 31, 2000 the Company has revised its initial estimates of the fair value of the assets acquired, specifically the manufactured home loan portfolio associated with the transaction, effectively reducing the excess of fair value of acquired net assets by $2.0 million. Accordingly the Company has recognized the revised estimate by retroactively adjusting the purchase price allocation increase to the amount previously allocated to purchased loan servicing rights.

   In connection with the DFI acquisition, the Company recognized accrued liabilities of $5.0 million related to its plans to close certain of DFI's regional and district offices and terminate or relocate certain of its employees. For the quarter ended March 31, 2000 there were approximately $1.2 million of costs paid related to these liabilities, $880,000 for severance payments and personnel costs and $348,000 in costs connected with closed locations incurred subsequent to the cessation of operations.

   As of the quarter ended March 31 the Company has revised its estimate of the costs to implement its plan and as a result has made an adjustment to the purchase price allocation. The change in estimate has resulted in an increase of $2.5 million in the excess of fair value over the assets acquired. The Company has recognized this increase as an adjustment to the amount previously allocated to purchased loan servicing rights. The Company continues to finalize its assessment of the offices and employees that will be affected and any adjustments resulting from the completion of the assessment and the resulting actions will result in an additional adjustment to the purchase price allocation.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

   The following table summarizes pro forma unaudited results of operations for the acquisition completed during 1999 as if it had occurred at the beginning of each year presented:


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           ---------------------
                                                                   1999
     ---------------------------------------------------------------------------
                                                             (In thousands)
     Revenues                                                  $   9,877
     Income before income taxes                                $   1,487
     Net Income                                                      968
     Basic earnings per share                                  $    0.61
     Diluted earnings  per share                               $    0.52


8. MHFC, Inc. Restructuring and Sale:

   Effective January 15, 2000, the Company committed to an exit plan for MHFC, Inc.'s manufacturing home loan origination operations as part of the Company's plan to conduct all of its manufactured home loan origination operations through DFI. The exit plan involves termination of MHFC, Inc. employees, sale of substantially all MHFC, Inc. portfolio loans to DFI and sale of MHFC, Inc. The Company has accrued a restructuring charge of $796,000, including $396,000 for severance payments and other shut down costs and a $400,000 loss on the sale of MHFC, Inc. As of March 31, 2000 substantially all of the exit costs accrued, including $186,000 for involuntary termination benefits, have been incurred and paid. In March 2000 DFI purchased $66.9 million of loans from MHFC, Inc., a subsidiary of Bingham specializing in manufactured home lending and Bingham sold MHFC to Gwenuc, LLC, a limited liability company owned by Gary A. Shiffman, Chairman of Bingham. Gwenuc paid Bingham $400,000 in cash and assumed $2.7 million of debt to DFI. The cash portion of the purchase price may be adjusted upward or downward pursuant to a fairness opinion as to the fair market value of MHFC to be rendered by a third party appraiser.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                   ----------

    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis provides information on material factors affecting the Company's results of operations and significant balance sheet changes. This discussion should be read in conjunction with the consolidated financial statements and notes included herein and the Company's Form 10K for the fiscal year ended September 30, 1999. Results of operations for the three-month period presented are not necessarily indicative of results which may be expected for the entire year.

   RESULTS OF OPERATIONS

The Company reported a net loss of $2.9 million for the quarter ended March 31, 1999 compared to net income of $480,000 for the quarter ended March 31, 1998. The loss for the current quarter was due primarily to the significant increase in personnel and general and administrative costs associated with the acquisition of Dynex Financial, Inc. ("DFI") in December 1999. For the current quarter the Company also incurred approximately $796,000 in nonrecurring costs related to the shutdown and sale of MHFC, its previous manufactured home loan origination subsidiary. Also, during the quarter ended March 31, 2000 the Company did not sell any portion of its manufactured home loan portfolios. In the comparable period ended March 31, 1999 the Company recognized a gain on sale of loans of $1.4 million. The gain included a recovery of $1.2 million related to the valuation of the loan portfolio and related hedge positions.

   Interest income on loans increased to $4.1 million for the period ended March 31, 2000, or approximately 57.7% over interest income of $2.6 million in the comparable period in 1999. The increase is primarily due to an increase in the average outstanding loan receivable balance of $163.9 million for the three months ended March 31, 2000 versus $122.8 million for the three months ended March 31, 1999, an increase of 33.5%. The increase in interest income was also the result of an increase in the average yield on the loan receivable portfolio of 10.1% for the period in 2000 versus 8.5% in 1999. This was due to a larger percentage of the loan portfolio consisting of higher yielding manufactured home loans versus lower yielding commercial mortgage loans.

   Interest expense for the three months ended March 31, 2000 was $3.5 million compared to $1.8 million for the comparable period ended March 31, 1999, an increase of 94%. The increase in interest expense is primarily a result of the increase in the average outstanding balance of debt used to finance the loan receivables and fund operations. Average outstanding debt increased to $159.2 million for the period ended March 31, 2000 versus $117.9 million in the comparable period in 1999, an increase of 35%. The average borrowing rate also increased to 8.9% for the quarter ended March 31, 2000 compared to 6.3% for the quarter ended March 31, 1999.

   The following table sets forth the extent to which the Company's net interest income has been affected by changes in average interest rates and average balances of interest earning assets and interest bearing liabilities.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                   ----------




                                            THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 ----------------------------------------------------------------------------------------------
                                      AVERAGE BALANCE        AVERAGE RATE          INTEREST         INCREASE   VARIANCE DUE TO:
                                 ---------------------------------------------------------------
                                      2000       1999       2000      1999      2000       1999    (DECREASE)   VOLUME    RATE
                                 ----------------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)
Interest-earning assets:
     Loans                        $ 163,955   $ 122,872    10.05%     8.52%   $ 4,118    $ 2,617    $ 1,501       875      626
     Cash and equivalents             5,759       4,367     3.56%     3.32%        73         36         37        12       25
                                 ----------------------------------------------------------------------------------------------
                                    169,714     127,239     9.88%     8.34%     4,191      2,653      1,538       887      651
                                 ----------------------------------------------------------------------------------------------

Interest-bearing Liabilities
     Term loan                        4,000       4,000    11.68%    11.68%       117        117         --        --       --
     Revolving line of credit        42,500      21,014     8.32%     6.54%       920        344        576       351      225
     Loans sold under repurchase    112,691      92,878     8.48%     5.95%     2,501      1,381      1,120       295      825
                                 ----------------------------------------------------------------------------------------------
                                    159,191     117,892     8.89%     6.25%     3,538      1,842      1,696       646    1,050
                                 ----------------------------------------------------------------------------------------------

Interest rate spread                                        0.99%     2.09%
Excess average earning assets        10,523       9,347     9.88%     8.34%
                                 ==========================================
Net interest margin                                         1.54%     2.55%    $  653     $  811    $  (158)    $ 241     (399)
                                                        ======================================================================




   Mortgage origination fees earned on commercial mortgage loans originated and placed with outside investors increased 49.2% to $191,000 for the three months ended March 31, 2000 versus $128,000 for the comparable three month period in 1999. This is a result of an increase in the amount of commercial loans originated and placed with outside investors of $21.1 million for the current quarter ended from $12.1 million for the same period in 1999.

   Servicing fees collected for the period ended March 31, 2000 increased to $1.9 million from $73,000 in the same period in 1999. This was primarily the result of an increase in the average principal balance of manufactured home loans serviced for others of approximately $1.1 billion and an increase in the average principal of commercial mortgage loans serviced for outside investors of approximately $450 million. The increases were primarily the result of the acquisitions of DFI in December 1999, which had a servicing portfolio balance of $980 million and Hartger & Willard Mortgage
   Associates, Inc., an originator and servicer of commercial mortgage loans, in June 1999 which had a servicing portfolio of $440 million. The Company also sold approximately $100 million of its manufactured home loan portfolio in December 1999 and retained the servicing rights.

   Gain on sale of loans represents the difference between the proceeds from the sale of loans and the allocated carrying cost of the loans sold. The gain is also net of required reserves for the potential loss due to repossession and ultimate charge-off of loans sold with recourse that are required to be repurchased. There were no significant sales of loans held in either the Company's manufactured home loan or commercial mortgage loan portfolios in the quarter ended March 31, 2000. In the three month period ended March 31, 1999 the Company sold approximately $5.4 million of its manufactured home loan portfolio recognizing gain on sale of loans of $274,000.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                   ----------


   Provision for credit losses is recorded in amounts sufficient to maintain an allowance at a level considered adequate to cover losses from liquidating manufactured home loans and loans sold with recourse. Provision for credit losses increased to $1.2 million for the period ended March 31, 2000 compared to $63,000 for the same period in 1999. The large increase is primarily related to a 208% increase in average outstanding principal balance of manufactured home loans which was $87.9 million for the period ended March 31, 2000 as compared to $28.6 million for the period ended March 31, 1999. The provision increase is also affected by the increase in non-performing manufactured home loans, which were 1.46% of the manufactured home loan outstanding principal balance at March 31, 2000 versus .32% of the outstanding principal balance for the comparable period in 1999.

   General and administrative and other operating expenses totaled approximately $6.2 million for the current quarter. This was an increase of $4.6 million over general and administrative expenses in the comparable quarter in 1999 of $1.6 million. The largest part of the increase is directly attributable to personnel costs related to the acquisition of DFI. The acquisition increased the number full time employees to 214 and personnel costs of $3.8 million for the current quarter as compared to 52 full time employees and $971,000 for the quarter ended March 31,1999, an increase in personnel costs of 291%. The acquisition also increased the number of leased locations for the origination and servicing of manufactured home loans to six at March 31, 2000 as compared to one at March 31, 1999.

   As part of the Company's plan to conduct all of its manufactured home loan origination operations through DFI, in March 2000 DFI purchased $66.9 million of loans from MHFC, Inc. a subsidiary of Bingham specializing in manufactured home lending and Bingham sold MHFC to Gwenuc, LLC a limited liability company owned by Gary A. Shiffman, Chairman of Bingham. Gwenuc paid Bingham $400,000 in cash and assumed 2.7 million of debt to DFI. The cash portion of the purchase price may be adjusted upward or downward pursuant to a fairness opinion as to the fair market value of MHFC to be rendered by a third party appraiser. The Company now conducts all of its manufactured home loan origination activities through DFI.

   As a result of the plan to sell MHFC, for the quarter ended March 31, 2000 the Company incurred approximately $396,000 in non-recurring costs to shutdown the operations of MHFC. These costs include approximately $322,000 in salaries and severance pay to terminated employees and $74,000 of general and administrative costs. The Company also recognized a $400,000 loss on the ultimate disposition of MHFC's net assets.

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

   During the three-month period ended March 31,2000 total borrowings increased to $180.2 from $124.8 million at December 31, 1999. The increased borrowings were primarily for the funding of new loan originations and operations.

   During the period ended March 31, 2000 the Company increased its available borrowings under its repurchase facility to a total of $250 million. $200 million of the facility is allocated for the financing of manufactured home loans and $50 million is allocated for the origination of commercial

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                   ----------


   mortgage loans.

   The Company has also entered into a demand line of credit agreement for the purpose of funding required principal, interest, taxes and insurance advances on manufactured home loans that are serviced for outside investors. The available borrowing limit under this facility is $10 million and has an annual interest rate equal to LIBOR plus a spread.

   LOANS RECEIVABLE

   Net loans receivable increased $38.8 million from $141.5 million at December 31, 1999 to $180.3 million at March 31, 2000. Commercial mortgage loans originated and held for sale were $17.3 million and manufactured home loan originations were $35.1 million for the three months ended March 31, 2000.

   New loan originations were offset by the sale of approximately $3.7 million of manufactured home loans sold in the sale of MHFC.

   The following table sets forth the average loan balance, weighted average loan yield and weighted average initial term of the manufactured home and commercial loan portfolio:


                                                                          March 31, 2000
                                                       -----------------------------------------------
                                                           Manufactured  Home           Commercial
    --------------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
   Principal balance loans receivable, net                     $106,319                 $ 69,822
   Number of loans................................                2,569                       31
   Average loan balance...........................             $     40                 $  2,237
   Weighted average loan yield....................                   11%                    8.51%
   Weighted average initial term..................                   25 years                 10 years



   Delinquency statistics at March 31, 2000 for the manufactured home loan portfolio are as follows:


                               Number of                                      Greater
                                 Loans                 31-60       61-90      Than 90         Total
    --------------------------------------------------------------------------------------------------
    Manufactured home loans        2,569                   2.7%        1.3%       2.5%         6.5%
    Manufactured home loans
      sold with recourse           1,257                   2.2%        0.9%       0.3%         3.4%
                                ----------------------------------------------------------------------
                                   3,826                   2.6%        1.2%       1.8%         5.6%
                                ======================================================================
                              Gross Principal                                   Greater
                                  Balance                 31-60      61-90      than 90       Total
    --------------------------------------------------------------------------------------------------
                                                             (Dollars in thousands)
    Manufactured home loans     $107,903                   2.3%        1.0%       2.0%         5.3%
    Manufactured home loans
      sold with recourse          40,032                   2.4%        1.0%       0.3%         3.7%
                                ----------------------------------------------------------------------
                                $147,935                   2.3%        1.0%       1.6%         4.9%
                                ======================================================================


   There were no delinquent commercial mortgage loans at March 31, 2000.

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


                                                                                MATURITY
                                                       -------------------------------------------------------------
                                                         0 TO 3      4 TO 12      1 TO 5      OVER 5
                                                          MONTHS      MONTHS       YEARS       YEARS       TOTAL
--------------------------------------------------------------------------------------------------------------------
                                                                            (In thousands)
Assets:
     Cash and equivalents                                $ 1,669     $      -      $      -    $      -    $  1,669

     Restricted cash                                       1,350        4,082             -           -       5,432

     Loans receivable                                      6,823       19,418        96,658      55,412     178,311

     Servicing rights                                        510        1,406         5,380       1,417       8,713

     Servicing advances                                    6,580          839             -           -       7,419

     Other assets                                          2,894        5,472         4,318       1,848      14,532
                                                       -------------------------------------------------------------
             TOTAL ASSETS                                $19,826     $ 31,217      $106,356    $ 58,677    $216,076
                                                       =============================================================

Liabilities:
     Advances by mortgagors                              $ 1,339     $  4,015      $      -    $      -    $  5,354

     Accounts payable and accrued expenses                   796        2,179         1,824           -       4,799

     Deferred revenue                                         65          206         1,904         523       2,698

     Advances under repurchase agreement                   1,945       12,798        73,336      41,190     129,269

     Subordinated debt                                       (19)         (57)        3,682           -       3,606

     Notes Payable                                        18,144       29,232             -           -      47,376

     Other liabilities                                        26           25             -           -          51
                                                       -------------------------------------------------------------
             TOTAL LIABILITIES                            22,296       48,398        80,746      41,713     193,153
                                                       -------------------------------------------------------------

Stockholders' Equity
     Common stock                                              -            -             -      27,635      27,635

     Paid-in-capital                                           -            -             -        (137)       (137)

     Accumulated other comprehensive loss                      -            -          (185)          -        (185)

     Unearned stock compensation                             (70)        (210)         (885)       (235)     (1,400)

     Retained deficit                                          -            -             -      (2,990)     (2,990)
                                                       -------------------------------------------------------------
             TOTAL LIABILITIES AND EQUITY                $22,226     $ 48,188      $ 79,676    $ 65,986    $216,076
                                                       =============================================================

     Reprice difference                                  $(2,400)    $(16,971)     $ 26,680    $ (7,309)

     Cumulative gap                                      $(2,400)    $(19,371)     $  7,309    $      -

     Percent of total assets                             (-1.11%)     (-8.96%)        3.38%           -


   Management believes the negative effect of a rise in interest rates is reduced by the anticipated short duration of the Company's loan receivables. Management intends that the loan receivables will be

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                   ----------

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

   To effect a Treasury rate lock the Company has entered into an agreement with a counter-party whereby a "locked in" Treasury rate is established, usually the yield to maturity rate on an U.S. Treasury security. If the current yield to maturity is greater than the locked in yield to maturity, a situation that would indicate rising interest rates, the rate lock will have increased in value and the Company will have an unrealized gain. The unrealized gain will help offset the decrease in value of the fixed rate loans caused by rising interest rates. In a declining interest rate environment the current yield to maturity on the treasury security would be less than the locked in rate creating an unrealized loss on the hedge position. The declining interest rate environment should increase the value of the loans thereby off-setting the loss on the hedge.

   A forward interest rate swap is an obligation to enter into a swap or cash settlement on a future date for the difference between the market rate on that date and an agreed upon swap rate. This transaction is similar to a Treasury rate lock in that it allows you to lock in a rate starting in the future. The difference is that you will be locking in a future swap rate, not a forward treasury yields. A forward interest rate swap allows the positive or negative effect of a change in the value of the underlying loans to be offset by the positive or negative payment on the settlement of the hedging transaction. If interest rates rise the value of the loan portfolio will have decreased but the decrease will be offset by an increase in the value of the hedge equal to approximately the present value of decrease in value of the hedged loan portfolio. If interest rates were declining the reverse would hold true; the value of the loan portfolio will increase and be offset by a decrease in the value of the swap approximately equal to the present value of the hedged loan portfolio increase.

   The following table shows the Company's financial instruments and derivative instruments that are sensitive to changes in interest rates, categorized by expected maturity and the instruments' fair values at March 31, 2000.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                   ----------


                                                                             CONTRACTUAL MATURITY
                                          --------------------------------------------------------------------------------------
                                                                                                                       TOTAL
                                              2000          2001       2002       2003          2004     THEREAFTER  FAIR VALUE
                                          --------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
Interest sensitive assets:
     Loans receivable                      $ 22,195     $ 23,268    $ 19,267    $ 12,176     $ 16,390    $ 85,246    $178,542
     Average interest rate                     9.84%        9.66%      10.33%      11.29%       10.90%       9.80%      10.04%

     Interest bearing deposits                5,759            -           -           -            -           -       5,759
     Average interest rates                    3.56%           -           -           -            -           -        3.56%

     Interest Rate Swaps                          -            -           -           -            -      35,787      35,787
     Average interest rate                        -            -           -           -            -        7.30%       7.30%
                                          ======================================================================================
Total interest sensitive assets            $ 27,954     $ 23,268    $ 19,267    $ 12,176     $ 16,390    $121,033    $220,088
                                          ======================================================================================

Interest sensitive liabilities:
  Borrowings:
     Advances under repurchase agreements  $ 16,070      $ 16,847   $ 13,950    $  8,816     $ 11,867     $ 61,720   $129,269

     Average interest rate                     8.48%         8.48%      8.48%       8.48%        8.48%        8.48%      8.48%

     Subordinated debt
                                                  -             -          -           -            -        3,606      3,606
     Average interest rate                        -             -          -           -            -        11.68%     11.68%


     Note payable
                                              11,406        5,353       4,433      2,801        3,771       19,612     47,376
     Average interest rate                      8.32%        8.32%       8.32%      8.32%        8.32%        8.32%      8.32%
                                          ======================================================================================
Total interest sensitive liabilities       $  27,476     $ 22,200    $ 18,382   $ 11,617     $ 15,638     $ 84,938    $180,251
                                          ======================================================================================

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


                 27                    Financial Data Schedule (Filed herewith)


ITEM 6.(B)  -  REPORTS ON FORM 8-K

          None.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2000



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