Form 10-Q/A
period 2000-03-31
BINGHAM FINANCIAL SERVICES CORP
filed 2000-06-23
CIK 1044862

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

                                       OR

[ ] Transition pursuant to Section 13 or 15(d) of the Securities Exchange Act of
    1934

               FOR THE TRANSITION PERIOD FROM          TO
                                              ---------   --------

                           Commission File No. 0-23381

                     BINGHAM FINANCIAL SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

MICHIGAN                                                              38-3313951
State of Incorporation                                  I.R.S. Employer I.D. No.
                              260 EAST BROWN STREET
                                    SUITE 200
                           BIRMINGHAM, MICHIGAN 48009
                                 (248) 644-8838
          (Address of principal executive offices and telephone number)


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

         2,643,074 shares of common stock, no par value as of June 15, 2000

         Explanatory note: This Form 10-Q/A is being filed solely to correct an inadvertent error in Item 6(b).

ITEM 6(b).        REPORTS ON FORM 8-K

         On March 23, 2000, Bingham filed a report on Form 8-K disclosing the execution of a definitive merger agreement under which one of its subsidiaries would merge with Franklin Bank, N.A.

         On February 10, 2000, Bingham filed a report on Form 8-K disclosing a change in its fiscal year end from September 30 to December 31.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 22, 2000

                             BINGHAM FINANCIAL SERVICES
                             CORPORATION


                             By:      /s/ Ronald A. Klein
                                ------------------------------------------------
                                      Ronald A. Klein, President and
                                      Chief Executive Officer


                             By:      /s/ W. Anderson Geater, Jr.
                                ------------------------------------------------
                                      W. Anderson Geater, Jr., Chief
                                      Financial Officer and Treasurer
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)