Form 10-Q
period 2000-06-30
BINGHAM FINANCIAL SERVICES CORP
filed 2000-08-14
CIK 1044862

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

                                       OR

|_| Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

                         COMMISSION FILE NUMBER 0-23381

                     BINGHAM FINANCIAL SERVICES CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

              Michigan                                 38-3313951
       (State of Incorporation)            (I.R.S.Employer Identification No.)

           260 East Brown Street
               Suite 200
          Birmingham, Michigan                               48009
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

       2,639,681 shares of Common Stock, no par value as of July 31, 2000

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                      INDEX


                                                                                                              PAGES
                    PART I

                    Item 1. Financial Statements:

                                  Consolidated Balance Sheets (unaudited) as of June 30, 2000 and
                                      December 31, 1999                                                         3

                                  Consolidated   Statements  of  Operations   (unaudited)   for  the Three
                                      Months and Six Months Ended June 30, 2000 and 1999                        4

                                  Consolidated  Statements  of Cash  Flows  (unaudited)  for the Six Month
                                      Ended June 30, 2000 and 1999                                              5

                                  Notes to Consolidated Financial Statements                                 6-10


                    Item 2.       Management's Discussion and Analysis of Financial
                                      Condition and Results of Operations                                   11-16

                    Item 3.       Quantitative and Qualitative Disclosures About Market Risk                17-18


                    PART II

                    Item 1        Legal Proceedings                                                            19

                    Item 6 (a)    Exhibits Required by Item 601 of Regulation S-K                              19

                    Item 6 (b)    Reports on form 8K                                                           19

                                  Signatures                                                                   20

                                  Exhibit Index                                                                21

                     BINGHAM FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                ----------------



                                                                                 June 30,              December 31,
                                   ASSETS                                         2000                   1999
                                                                             ------------------        ----------
                                                                                (In thousands, except share data)
                Cash and equivalents                                          $    140                  $     --
                Restricted cash                                                  6,776                     4,275
                Loans receivable, net                                          165,050                   141,453
                Servicing rights                                                 8,631                     9,736
                Servicing advances                                               7,027                        --
                Property and equipment, net                                      3,254                     3,029
                Other assets                                                    16,778                    10,006
                                                                              --------                  --------
                       Total assets                                           $207,656                  $168,499
                                                                              ========                  ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

           LIABILITIES:
                Advances by mortgagors                                        $  4,565                  $  4,228
                Accounts payable and accrued expenses                            6,492                    11,810
                Deferred revenue                                                 3,211                     1,398
                Advances under repurchase agreements                           122,093                    80,469
                Subordinated debt, net of debt discount
                       of $375 and $414, respectively                            3,625                     3,586
                Note payable                                                    46,418                    40,747
                                                                              --------                  --------
                      Total liabilities                                        186,404                   142,238
                                                                              --------                  --------
                Minority Interest                                                   --                       122
                                                                              --------                  --------

           STOCKHOLDERS' EQUITY:
                Preferred stock, no par value, 10,000,000 shares
                     authorized; no shares issued and outstanding                   --                        --
                Common Stock, no par value, 10,000,000 shares
                     authorized;  2,643,074 and 2,539,716 shares
                     issued and outstanding at June 30, 2000 and
                     December 31, 1999, respectively                            27,485                    26,799
                Paid-in capital                                                    687                       641
                Accumulated other comprehensive loss                              (208)                     (106)
                Unearned stock compensation                                     (1,216)                   (1,102)
                Retained deficit                                                (5,496)                      (93)
                                                                              --------                  --------
                      Total stockholders' equity                                21,252                    26,139
                                                                              --------                  --------
                      Total liabilities and stockholders' equity              $207,656                  $168,499
                                                                              ========                  ========


The accompanying notes are an integral part of the financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                ----------------


                                                                   Three Months Ended                       Six Months Ended
                                                                       June 30,                                 June 30,
        REVENUES                                                 2000            1999                     2000           1999
                                                       --------------------------------------------------------------------------
                                                                           (In thousands, except share data)

              Interest income on loans                         $    4,650    $    2,521             $     8,768        $    5,138
              Mortgage origination and servicing fees               2,579           888                   4,679             1,089
              Gain on sale of loans                                   155         1,126                     185             2,550
              Other income                                            358            58                     685               104
                                                       ---------------------------------        ---------------------------------
                    Total revenues                                  7,742         4,593                  14,317             8,881
                                                       ---------------------------------        ---------------------------------

        COSTS AND EXPENSES
              Interest expense                                      4,232         1,953                   7,770             3,794
              Provision for credit losses                           1,449            72                   2,649               135
              General and administrative                            5,126         1,259                   9,294             2,158
              Restructuring costs                                       -             -                     796                 -
              Other operating expenses                                781           845                   2,007             1,582
                                                       ---------------------------------        ---------------------------------
                    Total costs and expenses                       11,588         4,129                  22,516             7,669
                                                       ---------------------------------        ---------------------------------
              Income (loss) before income tax expense             (3,846)           464                  (8,199)            1,212

                   Federal income tax expense (benefit)           (1,340)           160                  (2,796)              428
                                                       ---------------------------------        ---------------------------------
              Net income (loss)                                $  (2,506)    $      304             $    (5,403)       $      784
                                                       =================================        =================================


              Weighted average common shares
                  Outstanding,
                    Basic                                       2,643,521     2,166,680               2,612,963         1,873,378
                                                       ================================         =================================
                    Diluted                                     2,643,521     2,373,081               2,612,963         2,132,994
                                                       ================================         =================================

              Earnings (loss) per share
                    Basic                                      $    (0.95)   $     0.14             $     (2.07)       $     0.42
                                                       ================================         =================================
                    Diluted                                    $    (0.95)   $     0.13             $     (2.07)       $     0.37
                                                       ================================         =================================



The accompanying notes are an integral part of the financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                ----------------




                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                      2000                1999
                                                                                   -----------------------------
                                                                                          (In thousands)
              Cash flows from operating activities:
                      Net cash provided (used) by operating activities             (46,448)        $ 44,612
                                                                                   -------         --------

              Cash flows from investing activities:
                     Capital expenditures                                             (707)            (130)
                                                                                   -------         --------
                                Net cash used in investing activities                 (707)            (130)
                                                                                   -------         --------

              Cash flows from financing activities:
                     Issuance of common stock                                            -           11,978
                     Advances under repurchase agreements                           83,299           28,263
                     Repayment of advances under repurchase agreements             (41,675)         (84,218)
                     Advances on notes payable                                     103,773           52,915
                     Repayment of notes payable                                    (98,102)         (53,817)
                                                                                   -------         --------
                                Net cash provided (used) by financing activities    47,295          (44,879)
                                                                                   -------         --------


              Net change in cash and cash equivalents                                  140             (397)
              Cash and cash equivalents, beginning of period
                                                                                         -            1,029
                                                                                   -------         --------
              Cash and cash equivalents, end of period                             $   140         $    632
                                                                                   =======         ========

The accompanying notes are an integral part of the financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ----------------



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

2.  EARNINGS PER SHARE:

    Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average common shares outstanding. At June 30, 2000 there were potential dilutive shares of common stock from outstanding stock options and warrants. Had these stock options and warrants been exercised they would have had an anti-dilutive effect on the net loss per share calculation. The effect of the anti-dilutive shares is not included in the earnings per share calculation for the period ended June 30, 2000.

    The following table presents a reconciliation of the numerator (income applicable to common shareholders) and denominator (weighted average common shares outstanding) for the basic income (loss) per share calculation:


                                                                    Three Months Ended June 30,
             -----------------------------------------------------------------------------------------------------------------------
                                                              2000                               1999
             -----------------------------------------------------------------------------------------------------------------------
                                                             (In thousands, except earnings per share)

                                                                      Loss                               Earnings (loss)
                                                    Shares          per share           Shares            per share
             -----------------------------------------------------------------------------------------------------------------------
                 Basic earnings (loss) per share     2,644           $(0.95)             2,167              $ 0.14
                 Net dilutive effect of:
                     Options                             -                 -                25                   -
                     Warrants                            -                 -               181               (0.01)
                                                     -----            ------              ----              ------
                 Diluted earnings (loss) per share   2,644           $(0.95)             2,373              $ 0.13
                                                     =====           ======              =====              ======


                                                                    Six Months Ended June 30,
             -----------------------------------------------------------------------------------------------------------------------
                                                               2000                               1999
             -----------------------------------------------------------------------------------------------------------------------
                                                            (In thousands, except earnings per share)

                                                                       Loss                             Earnings (loss)
                                                     Shares          per share           Shares           per share
             -----------------------------------------------------------------------------------------------------------------------
                 Basic earnings (loss) per share     2,613            $(2.07)             1,873             $ 0.42
                 Net dilutive effect of:
                     Options                             -                 -                 35              (0.01)
                     Warrants                            -                 -                225              (0.04)
                                                    ------            ------             ------             ------
                 Diluted earnings (loss) per share   2,613            $(2.07)             2,133             $ 0.37
                                                    ======            ======             ======             ======

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ----------------



3.  OTHER COMPREHENSIVE INCOME:

    Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for reporting comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under GAAP have previously been reported as separate components of equity in the Company's consolidated financial statements.


                                                               Three Months Ended June 30,      Six Months Ended June 30,
                                                         ---------------------------------------------------------------------
                                                                2000             1999             2000              1999
                                                         ---------------------------------------------------------------------
                                                                                      (In thousands)
        Net income (loss)                                    $  (2,506)         $  304          $  (5,403)         $  784
        Other comprehensive income net of tax:
         Unrealized gain (loss) on securities:
           Unrealized holding gain (loss) during period            (31)              -               (109)              -
                                                         ---------------------------------------------------------------------
        Comprehensive income (loss)                          $  (2,537)          $  304         $  (5,512)         $   784
                                                         =====================================================================


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

    Changes in the allowance for loan losses are summarized as follows:


                                                         Three months ended June 30,         Six months ended June 30,
                                                     -----------------------------------------------------------------------
                                                         2000             1999                 2000             1999
                                                     ---------------------------------   -----------------------------------
                                                                                 (In thousands)
                Balance at beginning of period             $   795       $   284            $    274          $    248
                Provision for loan losses                    1,449            72               2,649               135
                Net losses                                  (1,374)          (86)             (2,053)             (113)
                                                     ---------------------------------   -----------------------------------
                Balance at end of period                   $   870       $   270            $    870          $    270
                                                     =================================   ===================================


    The Company periodically sells portions of its manufactured home loan portfolio with recourse whereby it is required to repurchase loans that meet certain delinquency or default criteria. The Company maintains a separate liability to absorb potential losses on these loans. There were no charges against the recourse liability in the three months or six months ended June 30, 2000. The balance of that liability was approximately $375,000 at June 30, 2000.

5.  DEBT:

    At the time of its November 1997 initial public offering Bingham entered into a subordinated debt facility with Sun Communities, Inc. ("Sun"), which is subordinated to all senior debt of Bingham. In accordance with the subordinated loan agreement Bingham issued detachable warrants to Sun covering 400,000 shares of common stock at a price of $10.00 per warrant share. The detachable warrants have a term of seven years and may be exercised at any time after the fourth anniversary of the issuance.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ----------------


    Bingham also has two demand lines of credit with Sun, each of which provides for an annual interest rate equal to the one month LIBOR rate plus a spread. At June 30, 2000, the available borrowings under its demand lines of credit were $60 million and the amount borrowed was approximately $41.7 million.

    In March 2000, Dynex Financial, Inc. ("Dynex Financial") and Bloomfield Acceptance Company, L.L.C. ("Bloomfield Acceptance"), two of Bingham's subsidiaries, entered into an amended and restated repurchase arrangement with Lehman Commercial Paper, Inc. Under this agreement, Dynex Financial and Bloomfield Acceptance may transfer loans from time to time to Lehman against the transfer of funds from Lehman. At June 30, 2000, the maximum financing limits on the facility were $50 million for commercial mortgage and bridge loans and $200 million for manufactured home and floor plan loans, and the aggregate amount advanced by Lehman was $121.7 million. The annual interest rate on the facility is a variable rate of interest equal to LIBOR plus a spread, dependent on the advance rate and the asset class.

    In March 2000, Bingham and Dynex Financial entered into a revolving credit facility with Michigan National Bank. Under this facility, Bingham and Dynex may borrow up to $11 million. Interest at a rate of LIBOR plus 2% per year is payable on the outstanding balance. The outstanding principal balance on this credit facility as of June 30, 2000 was approximately $4.7 million.

    In April 2000, Bloomfield Acceptance and Bloomfield Servicing Company, L.L.C. ("Bloomfield Servicing") entered into a warehousing credit agreement with Residential Funding Corporation. Under the credit agreement, Bloomfield Acceptance and Bloomfield Servicing may borrow up to $50 million to fund the acquisition and origination of FNMA loans, FHLMC loans, bridge mortgage loans and similar mortgage loans. Interest at an annual rate of up to LIBOR plus 250 basis points is payable on the outstanding balance of advances used to make bridge mortgage loans. Interest at an annual rate of LIBOR plus 125 basis points is payable on the outstanding balance of advances used to make all other loans under this agreement. At June 30, 2000, Bloomfield Acceptance and Bloomfield Servicing had not incurred any indebtedness under this agreement.

    At June 30, 2000 and December 31, 1999 debt outstanding was as follows:


                                                                         June 30,                           December 31,
                                                               ---------------------------------  --------------------------------

                                                                               2000                            1999
                                                               ---------------------------------  --------------------------------
                                                                                          (In thousands)
                           Loans sold under repurchase                    $122,093                     $ 80,469
                           Demand line of credit                            41,708                       40,747
                           Servicing advance line of credit                  4,710                           --
                           Term loan, net of discount                        3,625                        3,586
                                                                          --------                     --------
                                                                          $172,136                     $124,802
                                                                          ========                     ========



6. FINANCIAL INSTRUMENTS:

The Company hedges a portion of its loan portfolio as part of its interest rate risk management strategy and as a condition of the related repurchase agreement, which finances the portfolio. The Company attempts to hedge the interest rate risk on its portfolio by entering into Treasury rate locks and forward interest rate swaps. The Company classifies these transactions as hedges on specific classes of loan receivables. Any gross unrealized gains or losses on these hedge positions are an adjustment to the basis of the mortgage loan portfolio and are used in the lower of cost or market valuation to establish a valuation allowance.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ----------------


The following tables identify the gross unrealized gains/losses of the interest rate swaps as of June 30, 2000 and December 31, 1999:

                                                                                                 June 30, 2000
                                                                                           ---------------------------
                                                          Notional                              Gross Unrealized
                                 Type                      Amount         Reference Rate          Gain (Loss)
                   ---------------------------------------------------------------------------------------------------
                                                                          (In thousands)
                   Interest Rate Swap                    $  1,918       10 Year Swap                $  (11)

                   Interest Rate Swap                       5,800       10 Year Swap                  (109)

                   Interest Rate Swap                       7,912       10 Year Swap                   (34)

                   Interest Rate Swap                      61,443       10 Year Swap                   (90)
                                                         --------                                   ------
                      Total                              $ 77,073                                   $ (244)
                                                         ========                                   =======

                                                                                               December 31, 1999
                                                                                           ---------------------------
                                                          Notional                              Gross Unrealized
                                 Type                      Amount         Reference Rate          Gain (Loss)
                   ---------------------------------------------------------------------------------------------------
                                                                         (In thousands)
                   Interest Rate Swap                  $  2,232          10 Year Swap            $    9

                   Interest Rate Swap                     1,941          10 Year Swap                 6

                   Interest Rate Swap                     3,564          10 Year Swap                16

                   Interest Rate Swap                     1,918          10 Year Swap               (14)

                   Interest Rate Swap                     1,108          10 Year Swap                 2

                   Interest Rate Swap                    12,984          10 Year Swap               557

                   Interest Rate Swap                     2,540          10 Year Swap                33
                                                       --------                                  ------
                     Total                             $ 26,287                                  $  609
                                                       ========                                  ======


7.  ACQUISITIONS:

    In December 1999, the Company completed the acquisition of Dynex Financial from Dynex Holding, Inc., a subsidiary of Dynex Capital, Inc ("DCI"). The Company acquired certain manufactured home loans from Dynex Financial, all of the issued and outstanding stock and all of the rights to DCI' s manufactured home lending business for approximately $4.0 million in cash funded by borrowings on the Company's demand lines of credit. Dynex Financial specializes in lending to buyers of manufactured homes and has regional and district offices in nine states. In addition Dynex Financial provides servicing for manufactured home and land/home loans.

    The Dynex Financial acquisition was accounted for using the purchase method. The consideration and acquisition costs for the DFI acquisition were allocated to the acquired assets and assumed liabilities, resulting in excess of the fair value of the acquired net assets over the purchase price of approximately $3.2 million, which was recognized as a reduction in the amount allocated to purchased loan servicing rights. During the quarter ended March 31, 2000, Bingham revised its initial estimates of the fair value of the assets acquired, specifically the manufactured home loan portfolio associated with the transaction, effectively reducing the excess of fair value of acquired net assets by $2.0 million. Accordingly, the Company recognized the revised estimate by retroactively adjusting the purchase price allocation increase to the amount previously allocated to purchased loan servicing rights.

    In connection with the Dynex Financial acquisition, Bingham recognized accrued liabilities of $5.0 million related to its plans to close certain of Dynex Financial's regional and district offices and terminate or relocate certain of its employees. As of the quarter ended March 31, 2000, Bingham had revised its estimate of the costs to implement its plan and as a result has made an adjustment to the purchase price allocation. The change in estimate has resulted in an increase of $2.5 million in the excess of fair value over the assets acquired. Bingham has recognized this increase as an adjustment to the amount previously allocated to purchased loan servicing rights. Bingham continues to finalize its assessment of the offices and employees that will be affected and any adjustments resulting from the completion of the assessment and the resulting actions will result in an additional adjustment to the purchase price allocation.


    For the quarter ended June 30, 2000 there were approximately $465,000 of costs paid related to these liabilities, $267,000 for severance payments and personnel costs and $198,000 in costs connected with closed locations incurred subsequent to the cessation of operations. For

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ----------------


    the six months ended June 30, 2000, there were approximately $1.7 million of costs paid related to these liabilities, $1.1 million for severance payments and personnel costs and $600,000 in costs connected with closed locations incurred subsequent to the cessation of operations.

    The following table summarizes pro forma unaudited results of operations for the Dynex financial acquisition as if it had occurred at the beginning of each period presented:

                                                        Three Months Ended          Six Months Ended
                                                            June 30, 1999              June 30, 1999
                                                  ---------------------------------------------------------
                                                         (In thousands, except earnings per share)
                   Revenues                             $ 9,082                    $18,959

                   Income before income taxes             1,003                      2,490

                   Net Income                               659                      1,627

                   Basic earnings per share             $  0.30                    $  0.87

                   Diluted earnings per share              0.28                       0.76



8.  MHFC, INC. RESTRUCTURING AND SALE:

    Effective January 15, 2000, the Company committed to an exit plan for MHFC, Inc.'s ("MHFC") manufacturing home loan origination operations as part of the Company's plan to conduct all of its manufactured home loan origination operations through Dynex Financial. The exit plan involves termination of MHFC employees, sale of substantially all MHFC's portfolio loans to Dynex Financial and sale of MHFC. The Company accrued a restructuring charge of $796,000, including $396,000 for severance payments and other shut down costs and a $400,000 loss on the sale of MHFC. As of June 30, 2000, substantially all of the exit costs accrued, including $186,000 for involuntary termination benefits, have been incurred and paid. In March 2000, Dynex Financial purchased $66.9 million of loans from MHFC and Bingham sold all of the stock of MHFC to a purchaser. The purchaser paid Bingham $400,000 in cash and assumed $2.7 million of debt to Dynex Financial. The cash portion of the purchase price may be adjusted upward or downward pursuant to a fairness opinion as to the fair market value of MHFC to be rendered by a third party appraiser.


9.  MERGER WITH FRANKLIN BANK, N.A.:

    In March 2000, Bingham announced that it had executed a merger agreement with Franklin Bank, N.A.. In connection with the proposed merger Bingham has incurred approximately $1.9 million or acquisition costs. The merger, if consummated, is expected to be accounted for using the purchase method and accordingly the acquisition costs have been capitalized and will be included with the purchase price. In June 2000 Franklin Bank notified Bingham that it intended to terminate the previously announced merger agreement. Bingham continues to examine its options regarding the merger and, accordingly, the acquisition costs have not been charged to expense at June 30, 2000.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------



    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis provides information on material factors affecting the Company's results of operations and significant balance sheet changes. This discussion should be read in conjunction with the consolidated financial statements and notes included herein and the Company's Form 10K for the fiscal year ended September 30, 1999. Results of operations for the three-month and six-month periods presented are not necessarily indicative of results which may be expected for the entire year.

    RESULTS OF OPERATIONS

    Total loan originations for the quarter ended June 30, 2000 increased 35.6% compared to the quarter ended June 30, 1999. Manufactured home loan originations continue to increase as Bingham integrates Dynex Financial, acquired in December 1999. Manufactured home loan originations for the quarter ended June 30, 2000 were $27.7 million versus $18.6 million for the comparable quarter in 1999, an increase of 48.9%. Commercial mortgage loan originations for the three months ended June 30, 2000 were $142.2 million compared to $106.7 million for the three months ended June 30, 1999, an increase of 33.3%.

    For the six months ended June 30, 2000 total loan originations increased 46.9% to $247.2 million versus $168.3 million for the comparable period in 1999. Manufactured home loan originations increased 122.7% to $66.6 million for the six months ended June 30, 2000 compared to $29.9 million for the six months ended June 30, 1999. Commercial mortgage loan originations for the six months ended June 30, 2000 were $180.6 million compared to $138.4 million for the six months ended June 30, 1999, an increase of 30.5%.

    Bingham reported a net loss of $2.5 million for the quarter ended June 30, 2000, compared to net income of $304,000 for the quarter ended June 30, 1999. The loss for the current quarter was due primarily to the addition of approximately $1.4 million to its loan loss reserve, an approximately 300 basis point increase in its average borrowing rate and a significant increase in personnel and general and administrative costs for the current quarter compared to the same period in 1999, primarily as a result of the acquisition of Dynex Financial in December 1999. Also, during the quarter ended June 30, 2000 Bingham did not sell any portion of its manufactured home loan portfolio, while in the comparable period ended June 30, 1999 Bingham sold approximately $10 million in principal balance of its manufactured home loan portfolio and $80 million in principal balance of its commercial mortgage loan portfolio, recognizing a gain of $1.1 million.

    For the six months ended June 30, 2000 and 1999 Bingham reported a net loss of $5.4 million and net income of $784,000 respectively. The loss was due primarily to the addition of approximately $2.6 million to its loan loss reserve, an approximately 280 basis point increase in its average borrowing rate and the additional personnel and general and administrative costs associated with the acquisition of Dynex Financial, Inc. ("DFI") in December 1999. Also, during the six months ended June 30, 2000 Bingham recorded a gain on the sale of loans of $185,000 on the sale of approximately $40.6 million of its commercial mortgage loan portfolio, while in the comparable period ended June 30, 1999 Bingham sold approximately $10 million in principal balance of its manufactured home loan portfolio and $80 million in principal balance of its commercial mortgage loan portfolio, recognizing a gain of $1.1 million.

    Interest income on loans increased to $4.6 million for the quarter ended June 30, 2000, or approximately 84.4% over interest income of $2.5 million in the comparable period in 1999. The increase is primarily due to an increase in the average outstanding loan receivable balance of $174.3 million for the three months ended June 30, 2000 versus $133.1 million for the three months ended June 30, 1999, an increase of 30.9%. The increase in interest income was also the result of an increase in the average yield on the loan receivable portfolio of 10.5% for the period in 2000 versus 7.4% in 1999. This was because a larger percentage of the loan portfolio consisted of higher yielding manufactured home loans.

    For the six months ended June 30, 2000 interest income on loans increased to $8.9 million, compared to $5.1 million in the comparable period in 1999. This represents an increase of approximately 74.5%. The increase is primarily due to a 32.2% increase in the average outstanding loan receivable balance, which was $169.1 million for the six months ended June 30, 2000 and $127.9 million for the same period in 1999. As with the first quarter, the loan receivable balance for the six month period ended June 30, 2000 included a higher percentage of higher yielding manufactured home loans when compared to the six months ended June 30,

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------

    1999. This portfolio mix resulted in an increase in the average yield on the loan receivables of 10.5% for the period in 2000 versus 7.4% in 1999.

    Interest expense for the three months ended June 30, 2000 was $4.2 million compared to $2.0 million for the comparable period ended June 30, 1999, an increase of 110.0%. The increase in interest expense is primarily a result of the increase in the average outstanding balance of debt used to finance the loan receivables and fund operations. Average outstanding debt increased to $175.0 million for the period ended June 30, 2000 versus $117.9 million in the comparable period in 1999, an increase of 48.4%. The average borrowing rate also increased to 9.7% for the current quarter compared to 6.6% for the comparable period in 1999. The large increase is primarily the result of an increase in the average LIBOR rate of approximately 125 basis points for the three months ended June 30, 2000 as compared to the same period ended June 30, 1999 and an increase in the fees associated with the facilities. Bingham's current financing sources are primarily variable rate facilities that use the 30 day LIBOR rate as an index.

    For the six months ended June 30, 2000 interest expense was $7.8 million compared to $3.8 million for the comparable period ended June 30, 1999, an increase of 105.3%. Average outstanding balance of debt increased 41.7% to $167.1 million for the period ended June 30, 2000 versus $117.9 million in the comparable period in 1999. The average borrowing rate also increased to 9.3% for the six months ended June 30, 2000 compared to 6.5% for the comparable period in 1999. The increase is primarily the result of an increase in the average LIBOR rate and an increase in the fees associated with the facilities.

    The following tables set forth the extent to which the Company's net interest income has been affected by changes in average interest rates and average balances of interest earning assets and interest bearing liabilities.


                                                      THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   -----------------------------------------------------------------------------
                                          AVERAGE BALANCE            AVERAGE  RATE               INTEREST
                                   ----------------------------  ----------------------- -----------------------
                                       2000           1999          2000        1999        2000        1999
                                   -------------- -------------  ----------- ----------- ----------- -----------
Interest-earning assets:                                                           (In thousands)
  Loans                               $  174,309    $  133,054       10.66%       7.58%   $ 4,650     $ 2,521
  Cash and equivalents                     7,385         4,471        3.50        2.83         64          32
                                   -----------------------------------------------------------------------------
                                         181,694       137,525       10.38        7.43      4,714       2,553
                                   ----------------------------  ----------------------- -----------------------

Interest-bearing Liabilities
  Term loan                                4,000         4,000       11.68       11.68        117         117
  Revolving line of credit                47,703        22,406        8.39        7.61      1,098         426
  Loans sold under repurchase            123,315        91,471        9.77        6.17      3,017       1,410
                                   ----------------------------------------------------- -----------------------
                                         175,018       117,877        9.67        6.63      4,232       1,953
                                   -----------------------------------------------------------------------------

Interest rate spread                                                  0.71        0.80
Excess average earning assets          $   6,676     $  19,648       10.38%       7.43%

                                   =====================================================
Net interest margin                                                   1.06%       1.75%   $   482      $  600
                                                                 ===============================================
                               THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   ----------------------------------
                                    INCREASE       VARIANCE DUE TO:
                                               ----------------------
                                   (DECREASE)    VOLUME      RATE
                                   ----------------------------------
Interest-earning assets:             $ 2,129    $ 1,104      $ 1,025
  Loans                                   32         25            7
  Cash and equivalents             ----------------------------------
                                       2,161      1,129        1,032
                                   ----------------------------------


Interest-bearing Liabilities               -          -            -
  Term loan                              672        628           44
  Revolving line of credit             1,607        784          823
  Loans sold under repurchase      ----------------------------------
                                       2,279      1,412          867
                                   ----------------------------------


Interest rate spread
Excess average earning assets

                                     $  (118)   $  (283)     $   165
Net interest margin                ==================================


                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------



                                                SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                             -----------------------------------------------------------------------------
                                    AVERAGE BALANCE              AVERAGE RATE          INTEREST
                             ----------------------------  ----------------------- -----------------------
                                 2000           1999          2000        1999        2000        1999
                             -------------- -------------  ----------- ----------- ----------- -----------
Interest-earning assets:                                        (In thousands)
  Loans                         $  169,132    $  127,913       10.37%       8.03%     $ 8,768     $ 5,138
  Cash and equivalents               6,572         4,601        4.15        2.09          137          48
                             -----------------------------------------------------------------------------
                                   175,704       132,514        10.14       7.83        8,905       5,186
                             -----------------------------------------------------------------------------
Interest-bearing
Liabilities
  Term loan                          4,000         4,000        11.68      11.68          117         117
  Revolving line of credit          45,101        20,669         8.99       7.45        2,140         770
  Loans sold under repurchase      118,003        92,175         9.56       6.06        5,513       2,907
                             -----------------------------------------------------------------------------
                                   167,104       116,844         9.30       6.49        7,770       3,794
                             -----------------------------------------------------------------------------
Interest rate spread
                                                                 0.84       1.33
Excess average earning          $    8,600    $   15,670        10.14%      7.83%
assets
                             =================================================================
Net interest margin                                             0.65%       1.05%     $ 1,135     $ 1,392
                                                           ===============================================

                                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                        ----------------------------------
                                         INCREASE      VARIANCE DUE TO:
                                                    ----------------------
                                        (DECREASE)    VOLUME      RATE
                                        ----------------------------------
                                                  (In thousands)
Interest-earning assets:
  Loans                                     $ 3,630    $ 2,882   $    748
  Cash and equivalents                           89         65         24
                                        ----------------------------------
                                              3,719      2,947        772
                                        ----------------------------------
Interest-bearing
Liabilities
  Term loan                                       -          -          -
  Revolving line of credit                    1,370      1,290         80
  Loans sold under repurchase                 2,607      1,800        807

                                        ----------------------------------
                                              3,977      3,090        886
                                        ----------------------------------
Interest rate spread

Excess average earning
assets

Net interest margin                         $ (258)    $ (143)   $  (114)
                                        ==================================

    Mortgage origination fees represent fees earned on commercial mortgage loans originated and placed with outside investors. For the quarter ended June 30, 2000 Bingham originated $122.1 million in commercial mortgage loans that were placed with outside investors and recorded origination fees of $608,000 compared to $92.7 million in loan originations and $794,000 of placement and origination fees for the comparable three month period in 1999. For the six months ended June 30, 2000, Bingham originated and placed $143.2 million of commercial mortgage loans and recorded origination fees of $799,000 versus $121.8 million of originations and $862,000 of placement and origination fees for the comparable period in 1999. The increased loan originations and decreased origination fees for both the quarter and six months ended June 30, 2000 are indicative of the larger average loan balances originated on which a lower average fee percentage is charged.

    Servicing fees collected for the three months and six months ended June 30, 2000 were $2.0 million and $3.9 million, respectively, as compared to $94,000 and $227,000, respectively, for the three months and six months ended June 30, 1999. The large increase was the direct result of an increase in the average principal balance of approximately $1.1 billion of manufactured home loans serviced for others and an increase in the average principal balance of approximately $450 million of commercial mortgage loans serviced for outside investors. The increases were primarily the result of the acquisitions of Dynex Financial in December 1999, which had a servicing portfolio balance of $980 million and of Hartger & Willard Mortgage Associates, Inc., an originator and servicer of commercial mortgage loans, in June 1999, which had a servicing portfolio of $440 million. The Company also sold approximately $100 million of its manufactured home loan portfolio in December 1999 and approximately $37 million of its commercial mortgage loan portfolio in June 1999 while retaining the servicing rights.

    Gain on sale of loans represents the difference between the proceeds from the sale of loans and the allocated carrying cost of the loans sold or placed with outside investors. The gain is also net of required reserves for the potential loss due to repossession and ultimate charge-off of loans sold with recourse that are required to be repurchased. For the quarter ended June 30, 2000 Bingham sold approximately $40.6 million of commercial mortgage loans and recorded a gain on loans sold or placed with outside investors of $155,000 compared to sales of $80.0 million of commercial mortgage loans and $10 million of manufactured home loans and a gain of $1.1 million for the quarter ended June 30, 1999.

    For the six months ended June 30, 2000 Bingham sold or placed approximately $47.4 million of commercial mortgage loans resulting in gains on loan sales of $185,000 versus sales or placement of $80.0 million of commercial mortgage loans and $15.4 million of manufactured home loans and gains on loans sold of $2.6 million for the six months ended June 30, 1999. Included in the gain on loans sold for the six months ended June 30, 1999 was a recovery of $1.15 million related to the valuation of the loan portfolio and related hedge positions.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------

    Provision for credit losses is recorded in amounts sufficient to maintain an allowance at a level considered adequate to cover losses from liquidating manufactured home loans and loans sold with recourse. Provision for credit losses increased to $1.4 million and $2.6 million, respectively, for the quarter and six months ended June 30, 2000, compared to $72,000 and $135,000, respectively, for the same periods in 1999. The large increases are primarily related to a 234% increase in average outstanding principal balance of manufactured home loans which was $128.6 million at June 30, 2000 as compared to $38.5 at June 30, 1999. The provision increases are also affected by the increase in repossessed and non-performing manufactured home loans, which were $3.6 million at June 30, 2000 versus $982,000 at June 30, 1999.

    General and administrative and other operating expenses totaled approximately $5.9 million for the current quarter. This was an increase of approximately 181% or $3.8 million over general and administrative expenses of $2.1 million in the comparable quarter in 1999. The largest part of the increase is directly attributable to personnel costs related to the acquisition of Dynex Financial. The acquisition increased the number of full-time employees to 214 and personnel costs of $4.1 million for the current quarter as compared to 56 full time employees and $994,000 for the quarter ended June 30, 1999, an increase in personnel costs of 312%. The acquisition also increased the number of leased office locations for the origination and servicing of manufactured home loans to six at June 30, 2000 as compared to one at June 30, 1999.

    For the six months ended June 30, 2000 general and administrative and other operating expenses totaled approximately $11.3 million versus $3.7 million for the comparable period ended June 30, 1999, an increase of 205%. The largest part of the increase is directly attributable to the acquisition of Dynex Financial. Personnel costs for the six months ended June 30, 2000 were $7.9 million as compared to $2.0 million for the six months ended June 30, 1999, an increase of 295%.

    As part of the Company's plan to conduct all of its manufactured home loan origination operations through Dynex Financial, in March 2000 DFI purchased $66.9 million of loans from MHFC and Bingham sold MHFC to a purchaser. The purchaser paid Bingham $400,000 in cash and assumed $2.7 million of debt to Dynex Financial. The cash portion of the purchase price may be adjusted upward or downward pursuant to a fairness opinion as to the fair market value of MHFC to be rendered by a third party appraiser. The Company now conducts all of its manufactured home loan origination activities through Dynex Financial.

    As a result of the plan to sell MHFC, for the six months ended June 30, 2000 the Company incurred approximately $396,000 in non-recurring costs to shut down the operations of MHFC. These costs include approximately $322,000 in salaries and severance pay to terminated employees and $74,000 of general and administrative costs. The Company also recognized a $400,000 loss on the ultimate disposition of MHFC' s net assets.

    LIQUIDITY AND CAPITAL RESOURCES

    Liquidity represents the ability to meet financial obligations when due. Bingham expects to meet its short-term liquidity requirements through working capital provided by operating activities. Bingham expects to meet its long-term liquidity requirements through a combination of additional equity offerings, draws on its revolving lines of credit, advances under its master repurchase agreement, whole loan sales, loan participations and possible future periodic securitizations of its loan portfolio.

    During the six-month period ended June 30, 2000 total borrowings increased to $172.1 million from $124.8 million at December 31, 1999. The increased borrowings were primarily for the funding of new loan originations and operations. The increase is net of approximately $35.6 million in proceeds from loan sales used to repay revolving lines of credit.

    During the six month period ended June, 2000 Bingham increased its available borrowings under its repurchase facility to a total of $250 million. $200 million of the facility is allocated for the financing of manufactured home loans and $50 million is allocated for the origination of commercial mortgage loans.

    In the current fiscal year, Bingham has experienced a substantial increase in capital expenditures associated with the acquisition and integration of Dynex Financial and the pursuit of a merger with Franklin Bank. The Dynex acquisition was completed with the objective of increasing and improving Bingham's ability to originate manufactured home loans. This increased activity requires a larger capital base for successful long-term operations. The pursuit of the Franklin Bank merger has as one objective the ability to utilize Franklin Bank's capital base to support Bingham's increased lending activities. Bingham's future liquidity and capital requirements depend on numerous factors, including its ability to sell or securitize loans and the necessity to repurchase loans under its master repurchase agreement.

    The majority of Bingham's loan portfolio is currently financed by advances under its master repurchase agreement. Under that agreement, commercial mortgage loans may stay on the facility for up to nine months and manufactured home loans may stay on

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                    ---------


    the facility for up to ten months. Loans that remain financed on the facility longer than these time frames are required to be repurchased. Unless otherwise removed from the repurchase facility, $23.7 million in commercial mortgage loans and $98.4 million in manufactured home loans will be required to be repurchased in the next twelve months. Bingham expects to remove the loans from the repurchase facility with proceeds from either whole loan sales or securitizations. Bingham has not executed a manufactured home loan whole loan sale or securitization since December 1999, but expects to complete a whole loan sale of approximately $115.0 million in loans in mid-August 2000. If Bingham is unable to execute this planned loan sale or other whole loan sales or securitizations in the short term, it will be necessary to renegotiate the terms of the existing repurchase facility, finance the loans on its other lines of credit up to their available limits or find additional financing sources. Bingham currently anticipates that its existing lines of credit and available funds, together with the proceeds of the planned whole loan sale, will be sufficient to meet its anticipated needs for working capital and capital expenditures through the end of 2000, even if it is required to repurchase loans under the repurchase facility and if it is not able to renegotiate the terms of that facility. Even if Bingham is able to meet its short-term capital needs from the sources described above, it may not be able to meet its long-term capital needs thereafter unless Bingham is able to access additional capital through a merger or joint venture with another entity that will supply capital or through the sale of debt and equity securities to investors.

    Additional financing and additional equity or debt capital may not be available to Bingham on favorable terms, or at all, and Bingham may not be able to renegotiate its master repurchase agreement. If adequate funds are not available on acceptable terms, under the repurchase agreement or otherwise, Bingham may not be able to continue or expand its business operations, which would seriously harm its business, results of operations and financial condition.

    Bingham has also entered into a demand line of credit agreement for the purpose of funding required principal, interest, taxes and insurance advances on approximately $994.1 million of manufactured home loans that are serviced for outside investors. The advances on the facility are required to be paid down by the fifteenth day of the month following the advance. This facility has an available borrowing limit of $11 million and an annual interest rate equal to LIBOR plus a spread.

    LOANS RECEIVABLE

    Net loans receivable increased $23.6 million from $141.5 million at December 31, 1999 to $165.1 million at June 30, 2000. For the six months ended June 30, 2000 commercial mortgage loans originated and held for sale were $46.5 million and manufactured home loan originations were $62.0 million. New loan originations were offset by the securitization and sale of approximately $37.1 million in commercial mortgage loans, loan participations of $10.4 million and the sale of approximately $3.7 million of manufactured home loans sold in connection with the sale of MHFC.

    The following table sets forth the average loan balance, weighted average loan yield and weighted average initial term of the manufactured home and commercial loan portfolio:

                                                                                June 30, 2000
          -------------------------------------------------------------------------------------------------------------------------
                                                              Manufactured  Home               Commercial
          -------------------------------------------------------------------------------------------------------------------------
                                                                          (Dollars in thousands)
          Principal balance loans receivable, net                $   126,768                  $    38,282
          Number of loans..................                            3,146                           18
          Average loan balance.............                      $        41                  $     2,106
          Weighted average loan yield......                               11%                         9.6%
          Weighted average initial term....                         25 years                     10 years

    Delinquency statistics at June 30, 2000 for the manufactured home loan portfolio are as follows:



                                                                            Days delinquent
                                             ---------------------------------------------------------------------------------------
                                    Number of                                            Greater
                                    Loans           31-60             61-90              Than 90                     Total
         ---------------------------------------------------------------------------------------------------------------------------
         Manufactured home loans      3,146         3.5%              1.4%                1.7%                         6.6%
         Manufactured home loans
            sold with recourse        1,209         3.1               0.7                 0.7                          4.5
                                    ------------------------------------------------------------------------------------------------
                                      4,355         3.4%              1.2%                1.4%                         6.0%
                                    ================================================================================================

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------




                                                                           Days delinquent
                                     -----------------------------------------------------------------------------------------------
                                          Gross Principal                                          Greater
                                             Balance             31-60           61-90             than 90        Total
          --------------------------------------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)
          Manufactured home loans           $128,557              2.3%            1.3%              1.4%           5.0%
          Manufactured home loans
               sold with recourse             38,501              3.2             0.9               0.9            5.0
                                            ----------------------------------------------------------------------------------------
                                            $167,058              2.9%            1.2%              1.3%           5.4%
                                            ========      =============     ==========        ==========     ==========


    There were no delinquent commercial mortgage loans at June 30, 2000.


    YEAR 2000 READINESS

    No disruptions in Bingham's systems, service to customers or operations were experienced as a result of the year 2000, referring to the date rollover from December 31, 1999 to January 1, 2000. The year 2000 issue is a result of computer programs being written using two digits rather than four to define the applicable year. Any of the computer programs used by Bingham that have time-sensitive software could have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in system failure or miscalculations, had management not made the year 2000 preparations disclosed previously in its filings with the Securities and Exchange Commission. Bingham expensed all costs associated with its preparations for the year 2000. The total cost of the year 2000 project since it was begun in 1998 was approximately $45,000.

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

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------

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


                                                                                    Maturity
                                                        ----------------------------------------------------------------
                                                          0 to 3       4 to 12       1 to 5       Over 5
                                                           Months       Months        Years        Years       Total
           -------------------------------------------------------------------------------------------------------------
                                                                    (In thousands)
           Assets:
               Cash and equivalents                        $    140     $       -      $      -    $      -    $    140
               Restricted cash                                1,684         5,092             -           -       6,776
               Loans receivable                               6,316        17,974        89,470      51,291     165,051
               Servicing rights                                 505         1,393         5,329       1,404       8,631
               Servicing advances                             6,232           795             -           -       7,027
               Other assets                                   3,779         8,745         5,094       2,413      20,031
                                                        ----------------------------------------------------------------
                       TOTAL ASSETS                        $ 18,656     $  33,999       $99,893    $ 55,108    $207,656
                                                        ================================================================

           Liabilities:
               Advances by mortgagors                      $  1,142     $   3,423      $      -    $      -    $  4,565
               Accounts payable and accrued expenses          1,077         2,948         2,467           -       6,492
               Deferred revenue                                  77           245         2,266         623       3,211
               Advances under repurchase agreement            1,837        12,088        69,265      38,903     122,093
               Subordinated debt                               (19)          (57)         3,701           -       3,625
               Notes Payable                                 17,777        28,641             -           -      46,418
               Other liabilities                                  -             -             -           -           -
                                                        ----------------------------------------------------------------
                       TOTAL LIABILITIES                     21,891        47,288        77,699      39,526     186,404
                                                        ----------------------------------------------------------------

           Stockholders' Equity
               Common stock                                       -             -             -      27,485      27,485
               Paid-in-capital                                    -             -             -         687         687
               Accumulated other comprehensive loss               -             -         (208)           -        (208)
               Unearned stock compensation                     (61)         (182)         (769)        (204)     (1,216)
               Retained deficit                                   -             -             -      (5,496)     (5,496)
                                                        ----------------------------------------------------------------
                       TOTAL LIABILITIES AND EQUITY        $ 21,830     $  47,106      $ 76,722    $ 61,998    $207,656
                                                        ================================================================

               Reprice difference                          $ (3,174)    $ (13,107)     $  23,171   $ (6,890)
               Cumulative gap                              $ (3,174)    $ (16,281)     $   6,890   $     -
               Percent of total assets                       (1.53%)       (7.84%)         3.32%


    Management believes the negative effect of a rise in interest rates is reduced by the anticipated short duration of the Company's loan receivables. Management intends that the loan receivables will be securitized or sold as part of a whole loan sale prior to the end of 2000. Proceeds from the securitization or whole loan sales would be used to pay down the corresponding debt. If the
                                       17

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------

    Company were unable to securitize or sell the loans it would be necessary to renegotiate the master repurchase agreement to extend the maturity date of the advances under repurchase. The instruments held by the Company are held for purposes other than trading.

    The Company also currently manages interest rate risk through the use of forward interest rate swaps to hedge a portion of the fixed rate loans in both the commercial loan and manufactured home loan portfolios. Bingham uses these instruments in an attempt to reduce risk by essentially creating offsetting market exposures.

    A forward interest rate swap is an obligation to enter into a swap or cash settlement on a future date for the difference between the market rate on that date and an agreed upon swap rate. This transaction is similar to a Treasury rate lock in that it allows Bingham to lock in a rate starting in the future. The difference is that Bingham will be locking in a future swap rate, not a forward treasury yield. A forward interest rate swap allows the positive or negative effect of a change in the value of the underlying loans to be offset by the positive or negative payment on the settlement of the hedging transaction. If interest rates rise the value of the loan portfolio will have decreased but the decrease will be offset by an increase in the value of the hedge equal to approximately the present value of decrease in value of the hedged loan portfolio. If interest rates were declining the reverse would hold true; the value of the loan portfolio will increase and be offset by a decrease in the value of the swap approximately equal to the present value of the hedged loan portfolio increase.

    The following table shows the Company's financial instruments and derivative instruments that are sensitive to changes in interest rates, categorized by expected maturity and the instruments' fair values at June 30, 2000.

                                                                        Contractual Maturity
                                                   --------------------------------------------------------

                                                         2000          2001         2002        2003
                                                   --------------------------------------------------------
    Interest sensitive assets:
        Loans receivable                                $    17,787   $  16,051     $ 13,980    $ 15,774
        Average interest rate                                10.66%      10.69%       10.75%      10.75%

        Interest bearing deposits
                                                              7,385           -            -           -
        Average interest rates                                3.50%
                                                                              -            -           -

        Interest Rate Swaps
                                                                 -            -            -           -
        Average interest rate
                                                                 -            -            -           -

                                                   --------------------------------------------------------
    Total interest sensitive assets                     $   25,172    $  16,051     $ 13,980    $ 15,774
                                                   ========================================================

    Interest sensitive liabilities:
      Borrowings:
        Advances under repurchase agreements            $    91,569   $   30,524    $       -   $       -
        Average interest rate                                 9.56%       9.56%             -           -

        Subordinated debt                                         -           -             -           -
        Average interest rate                                     -           -             -           -

        Note payable                                          9,165       4,021         3,502       3,951
        Average interest rate                                 8.99%       8.99%         8.99%       8.99%
                                                   --------------------------------------------------------
    Total interest sensitive liabilities                $   100,734   $  34,545     $   3,502   $   3,951
                                                   ========================================================
                                                   ----------------------------------
                                                                           Total
                                                    2004     Thereafter   Fair Value
                                                   ----------------------------------
    Interest sensitive assets:
        Loans receivable                           $ 16,015     $ 86,903    $166,510
        Average interest rate                        10.46%       10.76%      10.66%

        Interest bearing deposits                         -            -       7,385
        Average interest rates                            -            -       3.50%

        Interest Rate Swaps                               -       77,073      77,073
        Average interest rate                             -        7.28%       7.28%
                                                   ----------------------------------
    Total interest sensitive assets                $ 16,015     $163,976    $250,968
                                                   ==================================

    Interest sensitive liabilities:
      Borrowings:
        Advances under repurchase agreements       $     -      $     -     $122,093
        Average interest rate                            -            -        9.56%

        Subordinated debt                                -         3,625       3,625
        Average interest rate                            -        11.68%      11.68%

        Note payable                                  4,011       21,768      46,418
        Average interest rate                         8.99%        8.99%       8.99%
                                                  ----------------------------------
    Total interest sensitive liabilities           $  4,011     $ 25,393    $172,136
                                                  ==================================

                     BINGHAM FINANCIAL SERVICES CORPORATION

                                ----------------


PART II

ITEM 1.           LEGAL PROCEEDINGS

                  The Company is subject to various claims and legal proceedings arising out of the normal course of business, none of which in the opinion of management are expected to have a material effect on the Company's financial position.

ITEM 6. (A)       EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

                  EXHIBIT NO.                       DESCRIPTION

                    4.1 Form of Registration Rights Agreement dated April 27, 1999 with respect to an aggregate of 800,330 shares

                    4.2 Bingham Financial Services Corporation Second Amended and Restated 1997 Stock Option Plan

                    10.1 Warehousing Credit and Security Agreement dated as of April 1, 2000 among Bloomfield Servicing Company, L.L.C., Bloomfield Acceptance Company, L.L.C. and Residential Funding Corporation

                    10.2 First Amendment dated as of July 17, 2000 to Warehousing Credit and Security Agreement dated as of April 1, 2000 among Bloomfield Servicing Company, L.L.C., Bloomfield Acceptance Company, L.L.C. and Residential Funding Corporation

                    10.3 Security Agreement dated December 13, 1999 between Sun Communities Operating Limited partnership and Bingham

                    10.4 Second Amended Demand Promissary Note dated December 13, 1999 executed by Bingham in favor of Sun Communities Operating Limited Partnership

                    10.5 Employment Agreement dated January 1, 2000 between Bingham and Ronald A. Klein

                    10.6 Second Amended and Restated Master Repurchase Agreement dated as of March 15, 2000 among Lehman Commercial Paper Inc., Bloomfield Acceptance Company, LLC, MHFC, Inc., and Dynex Financial, Inc.

                    10.7 Amendment No. 1 dated March 16, 2000 to the Second Amended and Restated Master Repurchase Agreement

                    10.8 Credit Agreement dated March 31, 2000 among Bingham, Dynex Financial, Inc., and Michigan National Bank

                    10.9 Secured Promissary Note dated March 31, 2000 executed by Bingham and Dynex Financial in favor of Michigan National Bank

                    10.10 Security Agreement dated March 31, 2000 between Michigan National Bank and Dynex Financial, Inc.

                    10.11 Security Agreement dated March 31, 2000 between Michigan National Bank and Bingham

                    27        Financial Data Schedule

ITEM 6. (B)       REPORTS ON FORM 8-K

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2000

                           BINGHAM FINANCIAL SERVICES CORPORATION

                           By: /s/  Ronald A. Klein
                                                    -------------
                                    Ronald A. Klein, Chief Executive Officer

                                 Exhibit Index

Exhibit No.                                Description
-----------                                -----------
   4.1              Form of Registration Rights Agreement dated April 27, 1999 with respect to an aggregate of 800,330 shares

   4.2              Bingham Financial Services Corporation Second Amended and
                    Restated 1997 Stock Option Plan

   10.1             Warehousing Credit and Security Agreement dated as of
                    April 1, 2000 among Bloomfield Servicing Company, L.L.C.,
                    Bloomfield Acceptance Company, L.L.C. and Residential
                    Funding Corporation

   10.2             First Amendment dated as of July 17, 2000 to Warehousing
                    Credit and Security Agreement dated as of April 1, 2000 among Bloomfield Servicing Company, L.L.C., Bloomfield
                    Acceptance Company, L.L.C. and Residential Funding
                    Corporation

   10.3             Security Agreement dated December 13, 1999 between Sun
                    Communities Operating Limited Partnership and Bingham

   10.4             Second Amended Demand Promissory Note dated December 13,
                    1999 executed by Bingham in favor of Sun Communities
                    Operating Limited Partnership

   10.5 Employment Agreement dated January 1, 2000 between Bingham and Ronald A. Klein

   10.6 Second Amended and Restated Master Repurchase Agreement dated as of March 15, 2000 among Lehman Commercial Paper
                    Inc., Bloomfield Acceptance Company, LLC, MHFC, Inc., and
                    Dynex Financial, Inc.

   10.7 Amendment No. 1 dated March 16, 2000 to the Second Amended and Restated Master Repurchase Agreement

   10.8             Credit Agreement dated March 31, 2000 among Bingham, Dynex
                    Financial, Inc., and Michigan National Bank

   10.9             Secured Promissory Note dated March 31, 2000 executed by
                    Bingham and Dynex Financial in favor of Michigan National
                    Bank

   10.10            Security Agreement dated March 31, 2000 between Michigan
                    National Bank and Dynex Financial, Inc.

   10.11            Security Agreement dated March 31, 2000 between Michigan
                    National Bank and Bingham

   27               Financial Data Schedule
