Form 10-K/A
period 1999-09-30
BINGHAM FINANCIAL SERVICES CORP
filed 2000-09-01
CIK 1044862

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 2

                                       TO

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               FOR THE TRANSITION PERIOD FROM          TO
                                              --------    --------

                           Commission File No. 0-23381

                     BINGHAM FINANCIAL SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

STATE OF MICHIGAN                                                     38-3313951
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of August 30, 2000, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $4,937,636, determined in accordance with the highest price at which the stock was sold on such date as reported by the Nasdaq SmallCap Market.

         As of August 30, 2000, there were 2,639,681 shares of the Registrant's common stock issued and outstanding.

        Explanatory note: This Form 10-K/A is being filed solely to correct an inadvertent typographical error in the "Net cash provided (used) by operating activities" line item on Bingham's Consolidated Statement of Cash Flows set forth in Item 8.





ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     BINGHAM FINANCIAL SERVICES CORPORATION
                   FINANCIAL STATEMENTS FURNISHED PURSUANT TO
                          THE REQUIREMENTS OF FORM 10-K

                                       AND
                       REPORTS OF INDEPENDENT ACCOUNTANTS
        FOR THE YEARS AND PERIOD ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                     BINGHAM FINANCIAL SERVICES CORPORATION
                         INDEX TO FINANCIAL STATEMENTS



                                                                                           Page
                                                                                           ----

Reports of Independent Accountants..........................................................5
Financial Statements:
Consolidated Balance Sheets - September 30, 1999 and 1998...................................7
Consolidated Income Statements for the years and period ended
         September 30, 1999, 1998 and 1997..................................................8
Consolidated Statements of Changes in Stockholders' Equity for the
         years and period ended September 30, 1999, 1998 and 1997...........................9
Consolidated Statements of Cashflows for the years and period ended
         September 30, 1999, 1998 and 1997..................................................10
Notes to Consolidated Financial Statements..................................................11


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

                     BINGHAM FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR THE YEARS AND PERIOD ENDED SEPTEMBER 30, 1999, 1998 AND 1997
                                 (IN THOUSANDS)



                                                                                                            PERIOD
                                                                                   YEAR ENDED            JANUARY 2 TO
                                                                                  SEPTEMBER 30,          SEPTEMBER 30,
                                                                           1999                 1998          1997
                                                             ---------------------------------------------------------


Cash flows from operating activities:
       Net income                                                     $        776        $    (574)       $     (110)
       Adjustments to reconcile net income to net
             cash provided by operating activities:
         Provision for unrealized hedge (gain) loss                        (2,400)             2,400
         Provision for credit losses                                           653               147                58
         Depreciation and amortization                                       1,135               516                18
         Originations of loans held for sale                             (144,344)          (92,806)           (9,844)
         Principal collections on loans held for sale                        3,256             2,191               244
         Proceeds from sale of loans held for sale                         113,494            12,513
         Gain on sale of investment securities                                 (3)              (13)                 -
         Gain on sale of loans                                             (1,999)             (738)                 -
        Increase in other assets                                           (5,320)           (2,386)             (129)
        Increase in other liabilities                                        3,860               115               210
                                                                     -------------------------------------------------
              Net cash used by operating
      activities                                                          (30,892)          (78,635)           (9,553)
                                                                     -------------------------------------------------

 Cash flows from investing activities:
         Purchase of Hartger & Willard                                     (1,900)                 -                 -
         Purchase of investment securities                                 (1,529)                 -                 -
         Proceeds from the sale of investment securities                       369                71                 -
         Capital expenditures                                                (486)              (27)                 -
                                                                     -------------------------------------------------
                Net cash used in investing activities                      (3,545)                44                 -
                                                                     -------------------------------------------------

 Cash flows from financing activities:
         Issuance of common stock                                           11,968            11,582                 -
         Issuance of subordinated debt, including discount                       -             4,000                 -
         Advances under repurchase agreements                               98,990            56,892                 -
         Repayment of advances under repurchase agreements                (86,855)
         Advances on note payable                                          109,164            30,117             9,553
         Repayment of note payable                                        (100,079)          (22,021)                -
                                                                     -------------------------------------------------
                Net cash provided by financing activities                   33,188            80,570             9,553
                                                                     -------------------------------------------------

 Net change in cash and cash equivalents                                   (1,249)             1,979                 -
 Cash and cash equivalents, beginning of period                              1,979                 -                 -
                                                                     -------------------------------------------------
 Cash and cash equivalents, end of period                             $        730         $   1,979       $         -
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

Date:  August 31, 2000

                                        BINGHAM FINANCIAL SERVICES
                                        CORPORATION


                                        By:      /s/ Ronald A. Klein
                                           -------------------------------------
                                                 Ronald A. Klein, President and
                                                 Chief Executive Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER
------
                                          DESCRIPTION
                                          -----------
2.1                 Agreement and Plan of Merger dated as of February 17, 1998 by and among Bingham Financial Services Corporation, BAC
                    Acquiring Corp., BSC Acquiring Corp., Bloomfield Acceptance
                    Company, L.L.C., and Bloomfield Acceptance Company, L.L.C.
                    (Incorporated by reference to Exhibit 2.1 to Bingham's
                    Current Report on Form 8-K dated March 5, 1998)

2.2 Purchase Agreement dated as of November 27, 1999 by and among DFI Acquiring Corp., Dynex Capital, Inc., Dynex
                    Holding, Inc. (incorporated by reference to Exhibit 2.1 to
                    Bingham's Report on Form 8-K filed December 30, 1999)

2.3                 Reorganization Agreement dated as of June 30, 1999, by and
                    Bingham Financial Services Corporation, DMR Financial
                    Services, Inc., Hartger & Willard Mortgage Associates, Inc.
                    and Detroit Mortgage and Realty Company (Incorporated by reference to Exhibit 2.1 to Bingham's Current Report on Form
                    8-K dated July 14, 1999)

2.4                 Amended and Restated Agreement and Plan of Merger dated May
                    16, 2000 between Bingham and Franklin Bank, N.A. (Filed herewith).

3.1                 Amended and Restated Articles of Incorporation of Bingham
                    Financial Services Corporation (Incorporated by reference to
                    Exhibit 3.1 to Bingham's Registration Statement on Form S-1;
                    File No. 333-34453)

3.2                 Amended and Restated Bylaws of Bingham Financial Services
                    Corporation (Incorporated by reference to Exhibit 3.3 to Bingham's registration Statement on Form S-1; File No.
                    333-34453)

4.1 Shareholders Agreement dated March 5, 1998 (Incorporated by reference to Exhibit 2.7 to Bingham's Current Report on Form
                    8-K dated March 13, 1998)

4.2                 Amendment to Merger Agreement, Shareholders Agreement And
                    Employment Agreements, dated February 21, 1999 (Previously filed)

4.3                 Bloomfield Shareholders Agreement dated March 5, 1998
                    (Incorporated by reference to Exhibit 2.6 to Bingham's
                    Current Report on Form 8-K dated March 13, 1998)

EXHIBIT
NUMBER
------
                                          DESCRIPTION
                                          -----------
4.4                 Form of Registration Rights Agreement dated April 27, 1999 with respect to an aggregate of 800,330 shares (Incorporated by reference to Exhibit 4.1 to Bingham's Quarterly Report on
                    Form 10-Q dated August 14, 2000)

4.5                 Bingham Financial Services Corporation Second Amended and
                    Restated 1997 Stock Option Plan (Incorporated by reference to Exhibit 4.2 to Bingham's Quarterly Report on Form 10-Q dated August 14, 2000)

10.1                Participants Support Agreement, by and between Bingham
                    Financial Services Corporation and Sun Communities, Inc.
                    (assigned to Sun Communities Operating Limited Partnership as of December 31, 1997) entered into on September 30, 1997, but effective as of July 1, 1997 (Incorporated by reference to Exhibit 10.1 to Bingham's Registration Statement on Form
                    S-1; File No. 333-34453)

10.2                Amendment to Participants Support Agreement between Bingham
                    Financial Services Corporation and Sun Communities Operating
                    Limited Partnership, dated as of April 1, 1999 (Previously filed)

10.3                Administration Agreement, by and between Bingham Financial
                    Services Corporation and Sun Communities, Inc., dated July
                    1, 1997 (Incorporated by reference to Exhibit 10.3 to
                    Bingham's Registration Statement on Form S-1; File No.
                    333-34453)

10.4 Form of Indemnification Agreement between Bingham and its directors (Incorporated by reference to Exhibit 10.4 to Bingham's Registration Statement on Form S-1; File No.
                    333-34453)

10.5 Employment Agreement dated as of March 4, 1998 by and between Bingham Financial Services Corporation and Daniel E.
                    Bober (Incorporated by reference to Exhibit 2.4 to Bingham's
                    Current Report on Form 8-K dated March 5, 1998)

10.6 Employment Agreement dated as of March 4, 1998 by and between Bingham Financial Services Corporation and Creighton
                    J. Weber (Incorporated by reference to Exhibit 2.5 to
                    Bingham's Current Report on Form 8-K dated March 5, 1998)

10.7                Subordinated Loan Agreement dated September 30, 1997 between
                    Bingham Financial Services Corporation and Sun Communities,
                    Inc. (assigned to Sun Communities Operating Limited
                    Partnership as of December 31, 1997) (Incorporated by reference to Exhibit 10.7 to Bingham's Registration
                    Statement on Form S-1; File No. 333-34453)

EXHIBIT
NUMBER
------
                                          DESCRIPTION
                                          -----------
10.9                Term Promissory Note, dated September 30, 1997 between
                    Bingham Financial Services Corporation and Sun Communities,
                    Inc. (assigned to Sun Communities Operating Limited
                    Partnership as of December 31, 1997) (Incorporated by
                    reference to Exhibit 10.9 to Bingham's Registration
                    Statement on Form S-1; File No. 333-34453)

10.10               Loan Agreement between Bingham Financial Services
                    Corporation and Sun Communities Operating Limited
                    Partnership, dated March 1, 1998 (Incorporated by reference to Exhibit 10.10 to Bingham's Current Report on Form 10-K, for the year ended September 30, 1998)

10.12               Loan Agreement between Bingham Financial Services
                    Corporation and Sun Communities Operating Limited
                    Partnership, dated March 30, 1999 (Previously filed)

10.13               Demand Promissory Note between Bingham Financial Services
                    Corporation and Sun Communities Operating Limited
                    Partnership, dated March 30, 1999 (Previously filed)

10.14               Amendment to Loan Agreement dated March 30, 1999, between
                    Bingham Financial Services Corporation and Sun Communities
                    Operating Limited Partnership, dated as of June 11, 1999
                    (Previously filed)

10.15               Amended Demand Promissory Note between Bingham Financial
                    Services Corporation and Sun Communities Operating Limited
                    Partnership of March 30, 1999, dated as of June 11, 1999
                    (Previously filed)

10.16               Amendment to Subordinated Loan Agreement dated September 30,
                    1997 between Bingham Financial Services Corporation and Sun
                    Communities Operating Limited Partnership, dated as of June
                    11, 1999 (Previously filed)

10.17 Detachable Warrant Agreement, dated September 30, 1997 between Bingham Financial Services Corporation and Sun
                    Communities, Inc. (assigned to Sun Communities Operating
                    Limited Partnership as of December 31, 1997) (Incorporated by reference to Exhibit 10.12 to Bingham's Registration
                    Statement on Form S-1; File No. 333-34453)

EXHIBIT
NUMBER
------
                                          DESCRIPTION
                                          -----------
10.18               Warehousing Credit and Security Agreement dated as of April
                    1, 2000 among Bloomfield Servicing Company, L.L.C.,
                    Bloomfield Acceptance Company, L.L.C. and Residential
                    Funding Corporation (Incorporated by reference to Exhibit
                    10.1 to Bingham's Quarterly Report on Form 10-Q dated August
                    14, 2000)

10.19               First Amendment dated as of July 17, 2000 to Warehousing
                    Credit and Security Agreement dated as of April 1, 2000
                    among Bloomfield Servicing Company, L.L.C., Bloomfield
                    Acceptance Company, L.L.C. and Residential Funding
                    Corporation (Incorporated by reference to Exhibit 10.2 to
                    Bingham's Quarterly Report on Form 10-Q dated August 14,
                    2000)

10.20               Security Agreement dated December 13, 1999 between Sun
                    Communities Operating Limited Partnership and Bingham
                    (Incorporated by reference to Exhibit 10.3 to Bingham's
                    Quarterly Report on Form 10-Q dated August 14, 2000)

10.21               Second Amended Demand Promissory Note dated December 13,
                    1999 executed by Bingham in favor of Sun Communities
                    Operating Limited Partnership (Incorporated by reference to
                    Exhibit 10.4 to Bingham's Quarterly Report on Form 10-Q dated August 14, 2000)

10.22 Employment Agreement dated January 1, 2000 between Bingham and Ronald A. Klein (Incorporated by reference to Exhibit
                    10.5 to Bingham's Quarterly Report on Form 10-Q dated August
                    14, 2000)

10.23 Second Amended and Restated Master Repurchase Agreement dated as of March 15, 2000 among Lehman Commercial Paper
                    Inc., Bloomfield Acceptance Company, LLC, MHFC, Inc., and
                    Dynex Financial, Inc. (Incorporated by reference to Exhibit
                    10.6 to Bingham's Quarterly Report on Form 10-Q dated August
                    14, 2000)

10.24 Amendment No. 1 dated March 16, 2000 to the Second Amended and Restated Master Repurchase Agreement (Incorporated by reference to Exhibit 10.7 to Bingham's Quarterly Report on
                    Form 10-Q dated August 14, 2000)

EXHIBIT
NUMBER
------
                                          DESCRIPTION
                                          -----------
10.25               Credit Agreement dated March 31, 2000 among Bingham, Dynex
                    Financial, Inc., and Michigan National Bank (Incorporated by
                    reference to Exhibit 10.8 to Bingham's Quarterly Report on
                    Form 10-Q dated August 14, 2000)

10.26               Secured Promissory Note dated March 31, 2000 executed by
                    Bingham and Dynex Financial in favor of Michigan National
                    Bank (Incorporated by reference to Exhibit 10.9 to Bingham's
                    Quarterly Report on Form 10-Q dated August 14, 2000)

10.27               Security Agreement dated March 31, 2000 between Michigan
                    National Bank and Dynex Financial, Inc. (Incorporated by reference to Exhibit 10.10 to Bingham's Quarterly Report on
                    Form 10-Q dated August 14, 2000)

10.28               Security Agreement dated March 31, 2000 between Michigan
                    National Bank and Bingham (Incorporated by reference to Exhibit 10.11 to Bingham's Quarterly Report on Form 10-Q dated August 14, 2000)

10.29               Stock Purchase Agreement dated as of March 17, 2000 between
                    Bingham and Gwenuc, LLC (Incorporated by reference to
                    Exhibit 2.2 to Bingham's Report on Form 8-K filed March 23,
                    2000)

10.30               Certificate of Merger for BAC Acquiring Corp. and Bloomfield
                    Acceptance Company, L.L.C., dated March 5, 1998.
                    (Incorporated by reference to Exhibit 2.2 to Bingham's
                    Current Report on Form 8-K dated March 13, 1998)

10.31               Certificate of Merger for BSC Acquiring Corp. and Bloomfield
                    Servicing Company, L.L.C., dated March 5, 1998.
                    (Incorporated by reference to Exhibit 2.3 to Bingham's
                    Current Report on Form 8-K dated March 13, 1998)

11                  Calculation of Earnings Per Share (Previously filed)

21                  List of Subsidiaries (Filed herewith)

27                  Financial Data Schedule (Previously filed)