Form 10-Q
period 2000-09-30
BINGHAM FINANCIAL SERVICES CORP
filed 2000-11-14
CIK 1044862

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

               FOR THE QUARTERLY PERIOD ENDED September 30, 2000.

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

      2,639,681 shares of Common Stock, no par value as of October 31, 2000

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                      INDEX


                                                                                  PAGES
PART I
Item 1. Financial Statements:

            Consolidated Balance Sheets (unaudited) as of September 30, 2000 and
                 December 31, 1999                                                    3

            Consolidated Statements of Operations (unaudited) for the Three
                 Months and Nine Months Ended September 30, 2000 and 1999             4

            Consolidated Statements of Cash Flows (unaudited) for the Nine Months
                Ended  September 30, 2000 and 1999                                    5

            Notes to Consolidated Financial Statements                             6-10


Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                               11-17

Item 3.     Quantitative and Qualitative Disclosures About Market Risk            18-19


PART II

Item 1      Legal Proceedings                                                        20

Item 6 (a)  Exhibits Required by Item 601 of Regulation S-K                          20

Item 6 (b)  Reports on form 8K                                                       20

            Signatures                                                               21

            Exhibit Index                                                            22


                     BINGHAM FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                      ----------------


                                                                    SEPTEMBER 30,              DECEMBER 31,
                         ASSETS                                          2000                      1999
                                                                     (UNAUDITED)               (UNAUDITED)
                                                                ----------------------   ------------------------
                                                                         (In thousands, except share data)
        Cash and equivalents                                              $        880                $         -
        Restricted cash                                                          5,098                      4,275
        Loans receivable                                                        79,624                    141,453
        Servicing rights                                                         8,786                      9,736
        Servicing advances                                                       7,485                          -
        Property and equipment, net                                              2,806                      3,029
        Other assets                                                            28,504                     10,006
                                                                ----------------------   ------------------------
               Total assets                                             $      133,183             $      168,499
                                                                ======================   ========================


                LIABILITIES AND STOCKHOLDERS' EQUITY

  LIABILITIES:
        Advances by mortgagors                                           $       4,565              $       4,228
        Accounts payable and accrued expenses                                    5,901                     11,434
        Recourse loan liability                                                  8,105                        376
        Deferred revenue                                                           506                      1,398
        Advances under repurchase agreements                                    52,636                     80,469
        Subordinated debt, net of debt discount
               of $356 and $414, respectively                                    3,644                      3,586
        Note payable                                                            39,355                     40,747
                                                                 ---------------------    -----------------------
              Total liabilities                                                114,712                    142,238
                                                                 ---------------------    -----------------------

        Minority Interest                                                            -                        122
                                                                 ---------------------    -----------------------

  STOCKHOLDERS' EQUITY:
        Preferred stock, no par value, 10,000,000 shares
             authorized; no shares issued and outstanding                            -                          -
        Common Stock, no par value, 10,000,000 shares authorized;
             2,639,681 and 2,539,716 shares issued and outstanding at
             September 30, 2000 and December 31, 1999, respectively             27,485                     26,799
        Paid-in capital                                                            706                        641
        Accumulated other comprehensive loss                                      (186)                      (106)
        Unearned stock compensation                                             (1,179)                    (1,102)
        Accumulated deficit                                                     (8,355)                       (93)
                                                                 ---------------------    -----------------------
              Total stockholders' equity                                        18,471                     26,139
                                                                 ---------------------    -----------------------
              Total liabilities and stockholders' equity                $      133,183             $      168,499
                                                                 =====================    =======================

The accompanying notes are an integral part of the financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                ----------------




                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
        REVENUES                                               2000            1999         2000            1999
                                                           ---------------------------   --------------------------
                                                                          (In thousands, except share data)
              Interest income on loans                     $     3,296    $     2,221    $    12,064    $     7,359
              Mortgage origination and servicing fees            2,911            628          7,590          1,717
              Gain on sale of loans                              1,413            310          1,598          2,860
              Other income                                         107            182            792            286
                                                           ---------------------------   --------------------------
                    Total revenues                               7,727          3,341         22,044         12,222
                                                           ---------------------------   --------------------------


        COSTS AND EXPENSES
              Interest expense                                   3,267          1,362         11,037          5,156
              Provision for credit losses                        2,755            421          5,404            556
              General and administrative                         5,609          2,496         14,903          4,654
              Restructuring costs                                   --             --            796             --
              Other operating expenses                             415            131          2,422          1,713
                                                           ---------------------------   --------------------------
                    Total costs and expenses                    12,046          4,410         34,562         12,079
                                                           ---------------------------   --------------------------
              Income (loss) before income tax expense           (4,319)        (1,069)       (12,518)           143

                   Federal income tax expense (benefit)         (1,460)          (296)        (4,256)           132
                                                           ---------------------------   --------------------------
              Net income (loss)                            $    (2,859)   $      (773)   $    (8,262)   $        11
                                                           ===========================   ===========================




              Weighted average common shares outstanding
                    Basic                                    2,639,681      2,516,863      2,620,819      1,966,288
                                                           ===========================   ===========================
                    Diluted                                  2,639,681      2,516,863      2,620,819      2,166,453
                                                           ===========================   ===========================

              Earnings (loss) per share
                    Basic                                  $     (1.08)   $     (0.31)   $     (3.15)   $      0.01
                                                           ===========================   ===========================
                    Diluted                                $     (1.08)   $     (0.31)   $     (3.15)   $      0.00
                                                           ===========================   ===========================



    The accompanying notes are an integral part of the financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                ----------------



                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                  2000          1999
                                                                ---------    ---------
                                                                    (In thousands)
Cash flows from operating activities:
     Net cash provided (used) by operating activities           $  30,881    $  (2,328)
                                                                ---------    ---------

Cash flows from investing activities:
      Purchase of Hartger & Willard                                    --       (1,900)
      Purchase of investment securities                                --       (1,529)
      Proceeds from sale of investment securities                      --          369
      Capital expenditures                                           (794)        (319)
                                                                ---------    ---------
                   Net cash used in investing activities             (794)      (3,379)
                                                                ---------    ---------

Cash flows from financing activities:
       Issuance of common stock                                        --       11,968
       Advances under repurchase agreements                       123,777       62,595
       Repayment of advances under repurchase agreements         (151,592)     (85,810)
       Advances on note payable                                   230,084       93,449
       Repayment of note payable                                 (231,476)     (76,794)
                                                                ---------    ---------
             Net cash (used) provided by financing activities     (29,207)       5,408
                                                                ---------    ---------

Net change in cash and cash equivalents                               880         (299)
Cash and cash equivalents, beginning of period                        --         1,029
                                                                ----------------------


Cash and cash equivalents, end of period                        $     880    $     730
                                                                ======================



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

2. EARNINGS PER SHARE:

    Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding. At September 30, 2000 there were potential dilutive shares of common stock from outstanding stock options and warrants. Had these stock options and warrants been exercised they would have had an anti-dilutive effect on the net loss per share calculation. The effect of the anti-dilutive shares is not included in the earnings per share calculation for the period ended September 30, 2000.

    The following table presents a reconciliation of the numerator (income applicable to common shareholders) and denominator (weighted average common shares outstanding) for the basic and diluted income (loss) per share calculation:


                                                     Three Months Ended September 30,
                                      ------------------------------------------------------------
                                                2000                         1999
                                      ------------------------------------------------------------
                                                (In thousands, except earnings per share)
                                                  Earnings (loss)                  Earnings (loss)
                                      Shares      per share        Shares          per share
--------------------------------------------------------------------------------------------------
    Basic earnings (loss) per share    2,640       $(1.08)          2,517           $(0.31)
    Net dilutive effect of:
        Options                           --           --              --               --
        Warrants                          --           --              --               --
                                       -----        -----           -----            -----

    Diluted earnings (loss) per share  2,640       $(1.08)          2,517           $(0.31)
                                       =====        =====           =====            =====

                                                     Nine Months Ended September 30,
                                      ------------------------------------------------------------
                                                2000                         1999
                                      ------------------------------------------------------------
                                                (In thousands, except earnings per share)
                                                  Earnings (loss)                  Earnings (loss)
                                      Shares      per share        Shares          per share
--------------------------------------------------------------------------------------------------
Basic earnings (loss) per share        2,621       $(3.15)          1,966           $0.01
Net dilutive effect of:
    Options                               --           --              25              --
    Warrants                              --           --             176           (0.01)
                                       -----       ------           -----           -----
Diluted earnings (loss) per share      2,621       $(3.15)          2,167           $0.00
                                       =====       ======           =====           =====

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ----------------



3.   OTHER COMPREHENSIVE INCOME:

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for reporting comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under GAAP have previously been reported as separate components of equity in the Company's consolidated financial statements.


                                                                   Three Months Ended             Nine Months Ended
                                                                      September 30,                 September 30,
                                                         ---------------------------------------------------------------------
                                                               2000             1999             2000              1999
                                                         -------------------------------    ----------------------------------
                                                                                      (In thousands)
     Net income (loss)                                   $(2,859)          $  (773)             $(8,262)           $  11
     Other comprehensive income net of tax:
       Unrealized gain (loss) on securities:
         Unrealized holding gain (loss) during period         22              (304)                 (80)            (304)
                                                         -------------------------------    ----------------------------------
     Comprehensive income (loss)                         $(2,837)          $(1,077)             $(8,342)           $(293)
                                                         ===============================    ==================================


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

    Changes in the allowance for loan losses are summarized as follows:

                                                                   Three Months Ended             Nine Months Ended
                                                                      September 30,                 September 30,
                                                         ---------------------------------------------------------------------
                                                               2000             1999             2000              1999
                                                         -------------------------------    ----------------------------------
                                                                                      (In thousands)
                Balance at beginning of period             $   870            $   270            $    274          $   248
                Provision for loan losses                    2,755                421               5,404              556
                Net losses                                  (2,277)              (433)             (4,330)            (546)
                                                         -------------------------------    ----------------------------------
                Balance at end of period                   $ 1,348            $   258            $  1,348          $   258
                                                         ===============================    ==================================


    The Company periodically sells portions of its manufactured home loan portfolio with recourse whereby it is required to repurchase loans that meet certain delinquency or default criteria. The Company maintains a separate liability to absorb potential losses on these loans. During the three months ended September 30, 2000, Bingham sold approximately $114.4 million of its manufactured home loan portfolio servicing released and with limited recourse. As a result of this sale, Bingham increased its recourse loan liability by approximately $7.7 million. There were no charges against the recourse liability in the three months or nine months ended September 30, 2000. The balance of that liability was approximately $8.1 million at September 30, 2000.

5.  DEBT:

    At the time of its November 1997 initial public offering Bingham entered into a subordinated debt facility with Sun Communities, Inc. ("Sun"), which is subordinated to all senior debt of Bingham. In accordance with the subordinated loan agreement, Bingham issued detachable warrants to Sun covering 400,000 shares of common stock at an exercise price of $10.00 per warrant share. The detachable warrants have a term of seven years and may be exercised at any time after the fourth anniversary of the issuance.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ----------------


Bingham also has two demand lines of credit with Sun, each of which provides for an annual interest rate equal to the one month LIBOR rate plus a spread. At September 30, 2000, the available borrowings under its demand lines of credit were $60 million and the amount borrowed was approximately $33.1 million.

In March 2000, Dynex Financial, Inc. ("Dynex Financial") and Bloomfield Acceptance Company, L.L.C. ("Bloomfield Acceptance"), two of Bingham's subsidiaries, entered into an amended and restated repurchase arrangement with Lehman Commercial Paper, Inc. Under this agreement, Dynex Financial and Bloomfield Acceptance may transfer loans from time to time to Lehman against the transfer of funds from Lehman. At September 30, 2000, the maximum financing limits on the facility were $50.0 million for commercial mortgage and bridge loans and $200.0 million for manufactured home and floor plan loans, and the aggregate amount advanced by Lehman was $52.6 million. The annual interest rate on the facility is a variable rate of interest equal to LIBOR plus a spread, dependent on the advance rate and the asset class.

In March 2000, Bingham and Dynex Financial entered into a revolving credit facility with Michigan National Bank. Under this facility, Bingham and Dynex may borrow up to $11.0 million. Interest at a rate of LIBOR plus 200 basis points per year is payable on the outstanding balance. The outstanding principal balance on this credit facility as of September 30, 2000 was approximately $6.3 million.

In April 2000, Bloomfield Acceptance and Bloomfield Servicing Company, L.L.C. ("Bloomfield Servicing") entered into a warehousing credit agreement with Residential Funding Corporation. Under the credit agreement, Bloomfield Acceptance and Bloomfield Servicing may borrow up to $50.0 million to fund the acquisition and origination of FNMA loans, FHLMC loans, bridge mortgage loans and similar mortgage loans. Interest at an annual rate of up to LIBOR plus 250 basis points is payable on the outstanding balance of advances used to make bridge mortgage loans. Interest at an annual rate of LIBOR plus 125 basis points is payable on the outstanding balance of advances used to make all other loans under this agreement. At September 30, 2000, Bloomfield Acceptance and Bloomfield Servicing had no advances outstanding under this agreement.

At September 30, 2000 and December 31, 1999 total debt outstanding was as follows:


                                                                      September 30,                December 31,
                                                                    -----------------            ----------------
                                                                            2000                       1999
                                                                    -----------------            ----------------

                                                                                   (In thousands)
                           Loans sold under repurchase                    $ 52,636                    $80,469
                           Demand line of credit                            33,091                     40,747
                           Servicing advance line of credit                  6,264                         --
                           Term loan, net of discount                        3,644                      3,586
                                                                          --------                   --------
                                                                          $ 95,635                   $124,802
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

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ----------------


The following tables identify the gross unrealized gains/losses of the interest rate swaps as of September 30, 2000 and December 31, 1999:


                                                                                               September 30, 2000
                                                                                           ---------------------------
                                                          Notional                              Gross Unrealized
                                 Type                      Amount         Reference Rate          Gain (Loss)
                   ---------------------------------------------------------------------------------------------------
                                                                          (In thousands)
                   Interest Rate Swap                     $   1,918          10 Year Swap            $   (54)
                   Interest Rate Swap                         1,010          10 Year Swap                (16)
                   Interest Rate Swap                        30,722          10 Year Swap               (776)
                                                          ---------                                  --------
                      Total                               $  33,650                                  $  (846)
                                                          =========                                  ========


                                                                                               December 31, 1999
                                                                                           ---------------------------
                                                          Notional                              Gross Unrealized
                                 Type                      Amount         Reference Rate          Gain (Loss)
                   ---------------------------------------------------------------------------------------------------
                                                                          (In thousands)
                   Interest Rate Swap                  $   2,232          10 Year Swap               $    9
                   Interest Rate Swap                      1,941          10 Year Swap                    6
                   Interest Rate Swap                      3,564          10 Year Swap                   16
                   Interest Rate Swap                      1,918          10 Year Swap                  (14)
                   Interest Rate Swap                      1,108          10 Year Swap                    2
                   Interest Rate Swap                     12,984          10 Year Swap                  557
                   Interest Rate Swap                      2,540          10 Year Swap                   33
                                                       ---------                                     ------
                     Total                             $  26,287                                     $  609
                                                       =========                                     ======



7. ACQUISITIONS:

In December 1999, the Company completed the acquisition of Dynex Financial from Dynex Holding, Inc., a subsidiary of Dynex Capital, Inc. ("DCI"). The Company acquired certain manufactured home loans from Dynex Financial, all of the issued and outstanding stock of Dynex Financial and all of the rights to DCI's manufactured home lending business for approximately $4.0 million in cash funded by borrowings on the Company's demand lines of credit. Dynex Financial specializes in lending to buyers of manufactured homes and has regional and district offices in four states. In addition Dynex Financial provides servicing for manufactured home and land/home loans.

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

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ----------------


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

For the quarter ended September 30, 2000, there were approximately $501,000 of costs paid related to the accrued acquisition liabilities, $184,000 for severance payments and personnel costs and $317,000 in costs connected with closed locations incurred subsequent to the cessation of operations. For the nine months ended September 30, 2000, there were approximately $2.2 million of costs paid related to these liabilities, $1.3 million for severance payments and personnel costs and $917,000 in costs connected with closed locations incurred subsequent to the cessation of operations.

The following table summarizes pro forma unaudited results of operations for the Dynex Financial acquisition as if it had occurred at the beginning of each period presented:

                                                              Three Months Ended          Nine Months Ended
                                                                  September 30, 1999      September 30, 1999
                                                         --------------------------------------------------------
                                                                (In thousands, except earnings per share)
                   Revenues                                 $         8,251               $        27,210
                   Income (loss) before income taxes                 (2,477)                           13
                   Net Income (loss)                                 (1,702)                          (75)
                   Basic earnings (loss) per share          $         (0.68)              $         (0.04)
                   Diluted earnings (loss) per share                  (0.68)                        (0.03)


8. MHFC, INC. RESTRUCTURING AND SALE:

   Effective January 15, 2000, the Company committed to an exit plan for MHFC, Inc.'s ("MHFC") manufacturing home loan origination operations as part of the Company's plan to conduct all of its manufactured home loan origination operations through Dynex Financial. The exit plan involved termination of MHFC employees, sale of substantially all MHFC's portfolio loans to Dynex Financial and sale of MHFC. The Company accrued a restructuring charge of $796,000, including $396,000 for severance payments and other shut down costs and a $400,000 loss on the sale of MHFC. As of September 30, 2000, substantially all of the exit costs accrued, including $186,000 for involuntary termination benefits, have been incurred and paid. In March 2000, Dynex Financial purchased $66.9 million of loans from MHFC and Bingham sold all of the stock of MHFC to Gwenuc, LLC, a limited liability company owned by Gary A. Shiffman, Chairman of Bingham. Gwenuc paid Bingham $400,000 in cash and assumed $2.7 million of debt to Dynex Financial.


9. PROPOSED MERGER WITH FRANKLIN BANK, N.A.:

   In March 2000, Bingham announced that it had executed a merger agreement with Franklin Bank, N.A.. In connection with the proposed merger Bingham incurred approximately $2.1 million of acquisition costs. In June 2000 Franklin Bank terminated the merger agreement. Bingham continues to pursue the merger with Franklin and, accordingly, has not charged to expense the acquisition costs at September 30, 2000. At the time Bingham no longer pursues the proposed merger it will take a charge to earnings equal to the amount of the acquisition related costs.

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

RESULTS OF OPERATIONS

Results for the quarter and nine months ended September 30, 2000 include the following:

- Manufactured home originations for the quarter ended September 30, 2000 were $49.6 million versus $27.0 million in the comparable quarter of 1999, an increase of 83.7%. Manufactured home originations also increased 79.0% over the previous quarter ended June 30, 2000. For the nine months ended September 30, 2000 manufactured home originations increased 104.2% to $116.2 million from $56.9 million for the nine months ended September 30, 1999.

- Commercial loan originations for the third quarter increased 91.8% to $151.9 million compared to $79.2 million in the quarter ended September 30, 1999 and increased 6.8% over the previous quarter ended June 30, 2000. For the nine months ended September 30, 2000 commercial originations were $332.5 million versus $217.6 million in the comparable period in 1999, an increase of 52.8%.

- In the current quarter Bingham recorded a gain of $1.3 million on the sale of approximately $114.4 million of fixed rate manufactured home loans and a gain of $157,000 on the securitization and sale of approximately $19.1 million of commercial mortgage loans.

- The September 30, 2000 quarter results of operations include additions to the allowance for loan losses of approximately $2.8 million. The increased addition to the reserve resulted primarily from losses on non-performing loans and charge-offs of $2.1 million on loans originated by MHFC, Inc., Bingham's previous manufactured home loan origination subsidiary, which was sold in March, 2000.

Bingham reported a net loss of $2.9 million and $8.3 million, respectively, for the quarter and nine months ended September 30, 2000, compared to a net loss of $773,000 and net income of $11,000, respectively, for the quarter and nine months ended September 30, 1999. The loss for the current quarter was due primarily to the addition of approximately $2.8 million to its loan loss reserve, an approximately 236 basis point increase in its average borrowing rate and a significant increase in personnel and general and administrative costs as a result of the continued integration of Dynex Financial, which Bingham acquired in December 1999.

Interest income on loans increased to $3.3 million for the quarter ended September 30, 2000, or approximately 50% over interest income of $2.2 million in the comparable period in 1999. The increase is primarily due to an increase in the average outstanding loan receivable balance of $129.6 million for the quarter ended September 30, 2000 versus $93.4 million for the quarter ended September 30, 1999, an increase of 38.8%. The increase in interest income was also the result of an increase in the average yield on the loan receivable portfolio to 10.2% for the period in 2000 versus 9.5% in 1999 due to a larger percentage of the loan portfolio being made up of higher yielding manufactured home loans.

For the nine months ended September 30, 2000 interest income on loans increased 63.5% to $12.1 million, compared to $7.4 million in the comparable period in 1999. The increase is primarily due to a 38.8% increase in the average outstanding loan receivable balance, which was $161.6 million for the nine months ended September 30, 2000 versus $116.4 million for the same period in 1999. The larger percentage of higher yielding manufactured home loans in the portfolio for the nine months ended September 30, 2000 versus the same period in 1999 resulted in the average yield on the loan receivables increasing to 10.1% for the period in 2000 versus 8.4% in 1999.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------

    Interest expense for the three months ended September 30, 2000 was $3.3 million compared to $1.4 million for the comparable period ended September 30, 1999, an increase of 135.7%. The increase is primarily a result of the increase in the average outstanding balance of debt used to finance the loan receivables and fund operations. Average outstanding debt increased to $134.1 million for the period ended September 30, 2000 versus $73.8 million in the comparable period in 1999, an increase of 81.7%. The average borrowing rate also increased to 9.7% for the current quarter compared to 7.4% for the comparable period in 1999. The large increase is primarily the result of an increase in the average LIBOR rate of approximately 125 basis points for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 and an increase in the fees associated with the borrowing facilities. Bingham's current financing sources are primarily variable rate facilities that use the 30 day LIBOR rate as an index.

    For the nine months ended September 30, 2000 interest expense was $11.0 million compared to $5.2 million for the comparable period ended September 30, 1999, an increase of 111.5%. The average outstanding interest bearing liabilities increased 54.1% to $158.0 million for the nine month period ended September 30, 2000 versus $102.5 million in the comparable period in 1999. The average borrowing rate also increased to 9.3% for the nine months ended September 30, 2000 compared to 6.7% for the comparable period in 1999. The increase is primarily the result of an increase in the average LIBOR rate and an increase in the fees associated with the borrowing facilities.

    The following tables set forth the extent to which the Company's net interest income has been affected by changes in average interest rates and average balances of interest earning assets and interest bearing liabilities.


                                                             THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                --------------------------------------------------------------------------------------------------
                                   AVERAGE BALANCE      AVERAGE RATE            INTEREST         INCREASE       VARIANCE DUE TO:
                                --------------------  -----------------   --------------------                --------------------
                                   2000       1999      2000     1999        2000       1999     (DECREASE)    VOLUME       RATE
                                --------    --------  -------   -------   --------    --------   ---------    --------    --------
Interest-earning assets:                                              (Dollars in thousands)
  Loans                         $129,655    $ 93,385   10.17%    9.52%    $  3,296    $  2,221    $  1,075    $    922    $    153
  Cash and equivalents             7,337       4,609    4.44     2.24           81          26          55          30          25
                                --------------------------------------------------------------------------------------------------
                                $136,992    $ 97,994    9.86%    9.17%    $  3,377    $  2,247    $  1,130    $    952    $    178
                                --------------------  -----------------   ---------------------   ---------   --------    --------


Interest-bearing
liabilities:
  Term loan                     $  4,000    $  4,000   11.68%   11.68%    $    117    $    117    $     --    $     --    $     --
  Revolving line of credit        41,309      19,832    8.97     8.27          960         410         550         515          35
  Loans sold under repurchase     88,836      49,988    9.90     6.68        2,190         835       1,355         952         403
                                --------------------------------------------------------------------------------------------------
                                $134,145    $ 73,820    9.74%    7.38%    $  3,267    $  1,362    $  1,905    $  1,467    $    438
                                --------------------------------------------------------------------------------------------------
Interest rate spread                                    0.12%    1.79%
Excess average earning assets   $  2,847    $ 24,174    9.86%    9.17%
                                ======================================
Net interest margin                                     0.32%    3.61%    $    110    $    885    $   (775)   $   (515)   $   (260)
                                                        ==========================================================================

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------


                                                             NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             -------------------------------------------------------------------------------------------------------
                                AVERAGE BALANCE           AVERAGE RATE                INTEREST         INCREASE     VARIANCE DUE TO:
                             ----------------------- ------------------------ ------------------------           -------------------
                                2000        1999        2000         1999        2000         1999    (DECREASE)   VOLUME       RATE
                             ----------- ----------- ------------ ----------- ------------ -----------------------------------------
Interest-earning assets:                                                   (Dollars in thousands)
  Loans                         $161,554    $116,404       10.12%    8.43%  $ 12,064    $  7,359    $  4,705    $  4,214    $   491
  Cash and equivalents             6,827       4,605        4.83     6.41        247          74         173         191        (18)
                             -------------------------------------------------------------------------------------------------------
                                $168,381    $121,009        9.75%    8.19%  $ 12,311    $  7,433    $  4,878    $  4,405    $   473
                             -------------------------------------------------------------------------------------------------------

Interest-bearing
liabilities:
  Term loan                     $  4,000    $  4,000       11.68%   11.68%  $    350    $    350    $     --    $     --    $    --
  Revolving line of credit        45,741      20,390        8.80     7.72      2,935       1,180       1,755       1,700         55
  Loans sold under repurchase    108,281      78,112        9.61     6.19      7,752       3,626       4,126       3,458        668
                             -------------------------------------------------------------------------------------------------------
                                $158,022    $102,502        9.31%    6.71%  $ 11,037    $  5,156    $  5,881    $  5,158    $   723
                             -------------------------------------------------------------------------------------------------------

Interest rate spread                                        0.44%    1.48%
Excess average earning assets   $ 10,359    $ 18,507        9.75%    8.19%
                             =======================================================
Net interest margin                                         0.76%    1.88%  $  1,274    $  2,277    $ (1,003)   $   (753)   $  (250)
                                                     ===============================================================================


Mortgage origination fees represent fees earned on commercial mortgage loans originated and placed with outside investors. For the quarter ended September 30, 2000, Bingham originated $95.3 million in commercial mortgage loans that were placed with outside investors and recorded origination fees of $811,000 compared to $33.6 million in loans originated and placed and $444,000 of placement and origination fees for the comparable three month period in 1999. For the nine months ended September 30, 2000, Bingham originated and placed $238.5 million of commercial mortgage loans and recorded fees of $1.7 million versus $139.2 million of originations and $1.3 million in fees for the nine months ended September 30, 1999.

Servicing fees collected for the three months and nine months ended September 30, 2000 were $2.1 million and $5.9 million, respectively, as compared to $184,000 and $417,000, respectively, for the three months and nine months ended September 30, 1999. The large increase was the direct result of an increase in the average principal balance of approximately $1.0 billion of manufactured home loans serviced for others and an increase in the average principal balance of approximately $450 million of commercial mortgage loans serviced for outside investors. The increases were primarily the result of the acquisition in December 1999 of Dynex Financial, which had a servicing portfolio balance of $980.0 million, and the acquisition in June 1999 of Hartger & Willard Mortgage Associates, Inc., an originator and servicer of commercial mortgage loans, which had a servicing portfolio of $440.0 million. The Company also sold approximately $100 million of its manufactured home loan portfolio in December 1999 and a total of approximately $56.1 million of its commercial mortgage loan portfolio in the nine months ended September 30, 2000 while retaining the servicing rights.

Gain on sale of loans represents the difference between the proceeds from the sale of loans and the allocated carrying cost of the loans sold or placed with outside investors. The gain is also net of required reserves for the potential loss due to repossession and ultimate charge-off of loans sold with recourse that are required to be repurchased. For the quarter ended September 30, 2000 Bingham sold or placed with outside investors approximately $78.1 million of commercial mortgage loans and recorded a gain on loans sold of $157,000. There were no sales of commercial mortgage loans for the comparable quarter in 1999. Bingham recorded a gain of $1.3 million on the sale of approximately $114.4 million of manufactured home loans for the current quarter compared to a gain of $310,000 as an adjustment on the sale of approximately $15.4 million of manufactured home loans for the comparable quarter ended September 30, 1999.

For the nine months ended September 30, 2000, Bingham sold or placed approximately $125.5 million of commercial mortgage loans resulting in gains on loan sales of $342,000 versus sales or placement of $80.0 million of commercial mortgage loans and gains on loans sales of $1.9 million for the nine months ended September 30, 1999. The gain on sale of commercial mortgage loans for the nine month period ending September 30, 1999 included the recovery of approximately $1.15 million related to the valuation of the

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------

loan portfolio and related hedge positions. The approximately $114.4 million of manufactured home loans sold in the third quarter of 2000 were the only manufactured home loans sold in the current year. For the nine months ended September 30, 1999 sales of approximately $15.4 million of manufactured home loans resulted in a gain on sale of $1.0 million.

Bingham has established liabilities for limited recourse provided on manufactured home loans that have been sold. The investors have no recourse to Bingham's other assets for failure of debtors to pay when due. Bingham could be required to repurchase the loan at the current outstanding principal balance plus any accrued interest. At September 30, 2000, Bingham had recorded liabilities of approximately $8.1 million related to manufactured home loans sold with recourse.

Provision for credit losses is recorded in amounts sufficient to maintain an allowance at a level considered adequate to cover losses from liquidating manufactured home loans. Provision for credit losses increased to $2.8 million and $5.4 million, respectively, for the quarter and nine months ended September 30, 2000, compared to $421,000 and $556,000, respectively, for the same periods in 1999. The large increases are primarily attributable to charge-offs on the portfolio of loans originated by MHFC. Charge-offs on loans originated by MHFC totaled $2.1 million and $3.4 million for the quarter and nine months ended September 30, 2000, respectively. The provision increases are also affected by the increase in repossessed and non-performing manufactured home loans, which were $4.4 million at September 30, 2000 versus $3.0 million at September 30, 1999.

As part of the Company's plan to conduct all of its manufactured home loan origination operations through Dynex Financial, in March 2000, DFI purchased $66.9 million of loans from MHFC and Bingham sold MHFC to Gwenuc, LLC a limited liability company owned by Gary A. Shiffman, Chairman of Bingham. Gwenuc paid Bingham $400,000 in cash and assumed $2.7 million of debt to Dynex Financial. The Company now conducts all of its manufactured home loan origination activities through Dynex Financial.

As a result of the plan to sell MHFC, for the nine months ended September 30, 2000 the Company incurred approximately $396,000 in non-recurring costs to shut down the operations of MHFC. These costs include approximately $322,000 in salaries and severance pay to terminated employees and $74,000 of general and administrative costs. The Company also recognized a $400,000 loss on the ultimate disposition of MHFC' s net assets.

General and administrative and other operating expenses totaled approximately $6.0 million for the current quarter. This was an increase of approximately 131% or $3.4 million over general and administrative expenses of $2.6 million in the comparable quarter in 1999. The largest part of the increase is directly attributable to personnel costs related to the acquisition of Dynex Financial in December 1999. The acquisition increased the number of the Company's full-time employees to 201 and resulted in personnel costs of $4.0 million for the current quarter as compared to $1.3 million for the quarter ended September 30, 1999, an increase in personnel costs of 208%. The acquisition also increased the number of leased office locations for the origination and servicing of manufactured home loans to six at September 30, 2000 as compared to two at September 30, 1999.

For the nine months ended September 30, 2000 general and administrative and other operating expenses totaled approximately $17.3 million versus $6.4 million for the comparable period ended September 30, 1999, an increase of 170%. The largest part of the increase is directly attributable to the acquisition of Dynex Financial. Personnel costs for the nine months ended September 30, 2000 were $11.9 million as compared to $3.3 million for the nine months ended September 30, 1999, an increase of 261%.


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

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------


During the nine month period ended September 30, 2000 total borrowings decreased to $95.7 million from $124.8 million at December 31, 1999. The decrease in total borrowings resulted primarily from the sale of approximately $114.4 million of Bingham's manufactured home loan portfolio and approximately $54.7 million of Bingham's commercial mortgage loan portfolio, the proceeds of which were used to pay down Bingham's existing lines of credit.

During the nine month period ended September 30, 2000 Bingham increased its available borrowings under its repurchase facility to a total of $250.0 million. $200.0 million is allocated for the financing of manufactured home loans and $50.0 million is allocated for the origination of commercial mortgage loans.

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

In the current fiscal year, Bingham has experienced a substantial increase in capital expenditures associated with the acquisition and integration of Dynex Financial and the pursuit of a merger with Franklin Bank. The Dynex Financial acquisition was completed with the objective of increasing and improving Bingham's ability to originate manufactured home loans. This increased activity requires a larger capital base for successful long-term operations. The pursuit of the Franklin Bank merger has as one objective the ability to utilize Franklin Bank's capital base to support Bingham's increased lending activities.

Bingham's future liquidity and capital requirements depend on numerous factors, including its ability to sell or securitize loans and the necessity to repurchase loans under its master repurchase agreement.

The majority of Bingham's loan portfolio is currently financed by advances under its master repurchase agreement. Under that agreement, commercial mortgage loans may stay on the facility for up to nine months and manufactured home loans may stay on the facility for up to ten months. Loans that remain financed on the facility longer than these time frames are required to be repurchased. Unless otherwise removed from the repurchase facility, $13.5 million in commercial mortgage loans and $38.2 million in manufactured home loans will be required to be repurchased in the next twelve months. Bingham periodically removes the loans from the repurchase facility with proceeds from either whole loan sales or securitizations. If Bingham is unable to execute these whole loan sales or securitizations in the short term, it will be necessary to renegotiate the terms of the existing repurchase facility, finance the loans on its other lines of credit up to their available limits or find additional financing sources. Bingham currently anticipates that its existing lines of credit and available funds will be sufficient to meet its anticipated needs for working capital and capital expenditures through the end of 2000, even if it is required to repurchase loans under the repurchase facility and if it is not able to renegotiate the terms of that facility. Even if Bingham is able to meet its short-term capital needs from the sources described above, it may not be able to meet its long-term capital needs thereafter unless Bingham is able to access additional capital through a merger or joint venture with another entity that will supply capital or through the sale of debt and equity securities to investors.

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

LOANS RECEIVABLE

Net loans receivable decreased $61.8 million from $141.5 million at December 31, 1999 to $79.6 million at September 30, 2000. For the nine months ended September 30, 2000 commercial mortgage loans originated and held for sale were $50.9 million and manufactured home loan originations were $111.6 million. New loan originations were offset by the securitization and sale of approximately $56.1 million in commercial mortgage loans, loan participations of $10.4 million and the sale of approximately $114.4 million of manufactured home loans.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------


The following table sets forth the average loan balance, weighted average loan yield and weighted average initial term of the manufactured home and commercial loan portfolio:


                                                                                September 30, 2000
          -----------------------------------------------------------------------------------------------------------
                                                                  Manufactured  Home          Commercial
          -----------------------------------------------------------------------------------------------------------
                                                                           (Dollars in thousands)
          Principal balance loans receivable, net                $  60,662                     $  18,962
          Number of loans..................                          1,520                             5
          Average loan balance.............                      $      40                     $   3,792
          Weighted average loan yield......                           11.7%                          9.8%
          Weighted average remaining term                             27.1 years                     7.4 years



    Delinquency statistics at September 30, 2000 for the manufactured home loan portfolio are as follows:


                                                                          Days delinquent
                                                             ----------------------------------------------------------
                                               Number of                               Greater than
                                                 Loans          31-60        61-90          90            Total
          -------------------------------------------------------------------------------------------------------------
                                                                        (In thousands)
          Manufactured home loans                      1,520           2.2%         0.7%          4.5%             7.4%


          Manufactured home loans
          sold with recourse                           3,703           3.3%         1.2%          0.9%             5.4%
                                           ----------------------------------------------------------------------------
          Total                                        5,223           3.0%         1.1%          2.0%             6.1%

                                           ============================================================================


                                                                          Days delinquent
                                                             ---------------------------------------------------------
                                            Gross Principal                            Greater than
                                                Balance         31-60        61-90          90            Total
          ------------------------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
          Manufactured home loans                 $   61,415         2.0%         0.6%          4.3%             6.9%

          Manufactured home loans
          sold with recourse                      $  143,771         3.0%         1.0%          0.8%             4.8%
                                           ---------------------------------------------------------------------------
          Total                                   $  205,186         2.7%         0.9%          1.8%             5.4%
                                           ===========================================================================



There were no delinquent commercial mortgage loans at September 30, 2000.


YEAR 2000 READINESS

No disruptions in Bingham's systems, service to customers or operations were experienced as a result of the year 2000 issue, referring to the date rollover from December 31, 1999 to January 1, 2000. The year 2000 issue is a result of computer programs being written using two digits rather than four to define the applicable year. Any of the computer programs used by Bingham that have time-sensitive software could have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in system failure or miscalculations, had management not made the year 2000 preparations disclosed previously in its filings with the Securities and Exchange Commission. Bingham expensed all costs associated with its preparations for the year 2000. The total cost of the year 2000 project since it was begun in 1998 was approximately $45,000.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------


FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including statements relating to the Company's strategic objectives and future performance, which are not historical fact, may be deemed to be forward-looking statements under the federal securities laws. There are many important factors that could cause the Company's actual results to differ materially from those indicated. Such factors include, but are not limited to, general economic conditions; interest rate risk; demand for the Company's services; the impact of certain covenants in loan agreements of the Company; the degree to which the Company is leveraged; the continued availability of the Company's credit facilities; the risk of margin calls on the Company's credit facilities and hedge positions; the performance of the Company's subsidiaries; and other risks identified in the Company's Securities and Exchange Commission filings. In addition, past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table shows the expected maturity dates of the Company's assets and liabilities. For each maturity category in the table the difference between interest-earning assets and interest-bearing liabilities reflects an imbalance between repricing opportunities for the two sides of the balance sheet. The consequences of a negative cumulative gap at the end of one year suggests that, if interest rates were to rise, liability costs would increase more quickly than asset yields, placing negative pressure on earnings.

                                                                                 MATURITY
                                                     ----------------------------------------------------------------
                                                       0 TO 3       4 TO 12       1 TO 5        OVER 5
                                                       MONTHS       MONTHS        YEARS        YEARS        TOTAL
                                                     ----------------------------------------------------------------
                                                                         (Dollars in thousands)
ASSETS:
Cash and equivalents                                 $     880     $      --     $      --     $      --    $     880
Restricted cash                                          2,011         3,087            --            --        5,098
Loans receivable                                         3,794         8,587        42,738        24,505       79,624
Servicing rights                                           314           941         5,021         2,510        8,786
Servicing advances                                       6,088         1,397            --            --        7,485
Property and equipment, net                                234           702         1,870            --        2,806
Other assets                                             7,501         7,990         8,709         4,304       28,504
                                                     ----------------------------------------------------------------
        TOTAL ASSETS                                 $  20,822     $  22,704     $  58,338     $  31,319    $ 133,183
                                                     ================================================================


LIABILITIES:
Advances by mortgagors                               $   1,522     $   3,043     $      --     $      --    $   4,565
Accounts payable and accrued expenses                    2,919         2,784           198            --        5,901
Recourse loan liability                                    289           868         4,632         2,316        8,105
Deferred revenue                                            19            55           275           157          506
Advances under repurchase agreements                     2,009         5,713        28,609        16,305       52,636
Subordinated debt                                          (18)          (53)        3,715            --        3,644
Notes payable                                           12,850         3,001        14,938         8,566       39,355
                                                     ----------------------------------------------------------------
        TOTAL LIABILITIES                               19,590        15,411        52,367        27,344      114,712
                                                     ----------------------------------------------------------------


STOCKHOLDERS' EQUITY
Common stock                                                --            --            --        27,485       27,485
Paid-in-capital                                             --            --            --           706          706
Accumulated other comprehensive loss                        --            --          (186)           --         (186)
Unearned stock compensation                                (59)         (176)         (746)         (198)      (1,179)
Retained deficit                                            --            --            --        (8,355)      (8,355)
                                                     ----------------------------------------------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  19,531     $  15,235     $  51,435     $  46,982    $ 133,183
                                                     ================================================================

Reprice difference                                   $   1,291     $   7,469     $   6,903     $ (15,663)
Cumulative gap                                       $   1,291     $   8,760     $  15,663     $      --
Percent of total assets                                  0.97%         6.58%        11.76%            --


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

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------

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

The following table shows the Company's financial instruments and derivative instruments that are sensitive to changes in interest rates, categorized by expected maturity and the instruments' fair values at September 30, 2000.

                                                                          Contractual Maturity
                                           --------------------------------------------------------------------------------
                                                                          (Dollars in thousands)
                                                                                                                   Total
                                             2000          2001        2002        2003        2004   Thereafter Fair Value
                                           --------------------------------------------------------------------------------
    Interest sensitive assets:
    Loans receivable                       $  8,506    $  7,675    $  6,685    $  7,543    $  7,658    $ 42,601    $ 80,648
    Average interest rate                     10.16%      10.19%      10.25%      10.25%      10.06%      10.26%      10.16%
    Interest bearing deposits                 5,121          --          --          --          --          --       5,121
    Average interest rates                     4.44%         --          --          --          --          --        4.44%
    Interest Rate Swaps                          --          --          --          --          --      33,650      33,650
    Average interest rate                        --          --          --          --          --        7.26%       7.26%
                                           --------------------------------------------------------------------------------
Total interest sensitive assets            $ 13,627    $  7,675    $  6,685    $  7,543    $  7,658    $ 76,251    $119,439
                                           ================================================================================


Interest sensitive liabilities:
  Borrowings:
    Advances under repurchase agreements   $ 39,490    $ 13,164    $     --    $     --    $     --    $     --    $ 52,654
    Average interest rate                      9.90%       9.90%         --          --          --          --        9.90%
    Subordinated debt                            --          --          --          --          --       3,644       3,644
    Average interest rate                        --          --          --          --          --       11.68%      11.68%
    Note payable                              7,770       3,409       2,969       3,350       3,401      18,456      39,355
    Average interest rate                      8.97%       8.97%       8.97%       8.97%       8.97%       8.97%       8.97%
                                           --------------------------------------------------------------------------------
Total interest sensitive liabilities       $ 47,260    $ 16,573    $  2,969    $  3,350    $  3,401    $ 22,100    $ 95,653
                                           ================================================================================

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

ITEM 6. (B)       REPORTS ON FORM 8-K

                           None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2000

                               BINGHAM FINANCIAL SERVICES CORPORATION

                               By: /s/  Ronald A. Klein
                                   ---------------------------------------------
                                        Ronald A. Klein, Chief Executive Officer

                                 Exhibit Index
                                 -------------




Exhibit No.             Description
-----------             -----------
    27                  Financial Data Schedule