Form 10-K
period 2000-12-31
BINGHAM FINANCIAL SERVICES CORP
filed 2001-04-02
CIK 1044862

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                   FORM 10-K
                               ------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

(MARK ONE)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                  OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM
                                  TO

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

     As of March 23, 2001, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $3,016,396, based on the closing sales price of one share of common stock on such date as reported by the Nasdaq SmallCap Market.

     As of March 23, 2001, there were 2,623,462 shares of the Registrant's common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's definitive Proxy Statement to be filed in connection with its 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

REFERENCES AND FORWARD-LOOKING STATEMENTS

     References made in this annual report to "we, "us', "our", "Bingham," the "Company," "BFSC" or the "Registrant" refer to Bingham Financial Services Corporation and its subsidiaries.

     This annual report contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those anticipated in any forward-looking statements as a result of numerous factors, many of which are described in the "Factors That May Affect Future Results" section in Item 1 below and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below. You should carefully consider those risks, in addition to the other information in this annual report and in our other filings with the SEC. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Bingham is a specialized financial services company that provides and services loans used to finance commercial real estate and manufactured homes. Our operations are carried on through our subsidiaries, including Bloomfield Acceptance Company, L.L.C., Bloomfield Servicing Company, L.L.C., Dynex Financial, Inc., Dynex Insurance Agency, Inc. and Hartger & Willard Mortgage Associates, Inc. In February 2001, Dynex Financial changed its name to Origen Financial, Inc. We continue to refer to this subsidiary as Dynex Financial in this document.

     Our executive office is located at 260 East Brown Street, Suite 200, Birmingham, Michigan 48009 and our telephone number is (248) 644-8838. Bingham, which is a Michigan corporation, employed approximately 218 people as of March 15, 2001.

HISTORY OF BINGHAM

     Bingham was incorporated in August 1996 by Sun Communities, Inc., a fully-integrated, publicly held real estate investment trust traded on the New York Stock Exchange under the symbol "SUI", and began transacting business in January 1997. When Bingham completed its initial public offering in November 1997, our business was focused primarily on providing financing for new and previously owned manufactured homes by making conventional loans under installment loan contracts secured by borrowers' manufactured homes, primarily to residents in manufactured home communities owned and managed by Sun. In addition to providing financing to residents in Sun's manufactured home communities, we have expanded our manufactured home lending business to originate loans through manufactured home dealers and loan originators and have expanded our business into the commercial lending and mortgage servicing industry. Sun does not currently own any shares of our common stock.

     Proceeds from our initial public offering were used to repay in full a demand note payable to Sun, which we used to fund our initial manufactured home loan contracts. In connection with the subordinated debt facility described below, we issued warrants to Sun to purchase up to 400,000 shares of common stock at the initial public offering price of $10 per share. In exchange for offering us as a preferred financing service to potential home buyers in Sun's communities, we granted Sun options to purchase 330,000 shares of our common stock. These options vest in eight equal annual amounts beginning in January 2001. In April 1999, we began to pay Sun a 1% origination fee for loans originated in Sun's communities, similar to our arrangements with our other dealers. For the year ended December 31, 2000, we paid Sun approximately $44,000 under this arrangement.

     In March 1998, we acquired Bloomfield Acceptance Company, L.L.C. and its mortgage servicing affiliate Bloomfield Servicing Company, L.L.C., expanding our business into commercial real estate lending and servicing. As consideration for the Bloomfield transaction, we issued 338,732 shares of our common stock to the members of Bloomfield Acceptance and Bloomfield Servicing. We issued an additional 9,091 shares of our common stock to certain members of Bloomfield Acceptance and Bloomfield Servicing to be held in escrow, of which 6,061 shares remain in escrow. Bloomfield Acceptance originated $514.2 million in commercial real estate loans in the year ended December 31, 2000.

     In June 1999, we acquired Hartger & Willard Mortgage Associates, Inc. from DMR Financial Services, Inc., an affiliate of Detroit Mortgage and Realty Company. We issued 66,667 shares of our common stock to DMR Financial as consideration for the transaction. In addition, we loaned $1.5 million to DMR Financial under a promissory note dated July 31, 1999. The loan is guaranteed by Detroit Mortgage and Realty and secured by the pledge of our common stock that DMR Financial received in the acquisition. DMR Financial is in default under the note, and we are foreclosing on the pledged shares. Hartger & Willard, which has been in business over 50 years, provides mortgage banking services and arranges permanent mortgage financing on a variety of commercial and industrial properties. The acquisition of Hartger & Willard strengthened our origination capabilities and loan servicing portfolio as well as adding several important correspondent relationships to our existing commercial real estate lending business. Hartger & Willard and Bloomfield Acceptance together comprise one of the largest commercial mortgage banking operations in Michigan.

     In December 1999, we acquired Dynex Financial, Inc., for $4.0 million in cash. Dynex Financial specializes in manufactured home loan lending and servicing. Dynex Financial originated approximately $161.2 million in manufactured home loans in the year ended December 31, 2000. While we believe Dynex Financial is structurally capable of originating $1 billion in loans per year, we limited originations in the fiscal year ending December 31, 2000 as we integrated the operations of Dynex Financial into the operations of our other subsidiaries.

     With the acquisition of Dynex Financial, our subsidiaries now service over $2.4 billion in loans and, in addition to offering a wide variety of commercial mortgage products and services, are able to provide a vast range of financial services to the manufactured housing market, including construction financing, retail lending, permanent financing, bridge financing, earn-out financing and equity financing.

     In connection with the integration of the operations of Dynex Financial, we closed certain of its district and regional offices. When we acquired Dynex Financial, it had regional offices in Dallas, TX, Atlanta, GA, Cincinnati, OH, Charlotte, NC, and Vancouver, WA; district offices in Troy, MI, Columbia, SC, Houston, TX and Phoenix, AZ; a national business center office in Richmond, VA; and a national servicing center office in Fort Worth, TX. We have closed the Charlotte, Vancouver, Troy, Columbia, Houston and Phoenix offices. We have also relocated the Dallas regional office into our Fort Worth facility.

     As part of our plan to conduct all of our manufactured home loan origination operations through Dynex Financial, in March 2000 Dynex Financial purchased $66.9 million of loans from MHFC, Inc., a subsidiary of Bingham specializing in manufactured home lending and we sold MHFC to Gwenuc, LLC, a limited liability company owned by Gary A. Shiffman, Chairman of Bingham. Gwenuc paid us $400,000 in cash and assumed $2.7 million of seller financed debt to us. We now conduct all of our manufactured home loan origination activities through Dynex Financial.

MANUFACTURED HOME LENDING AND SERVICING

Overview

     We conducted our manufactured home loan business through our MHFC, Inc. subsidiary until we acquired Dynex Financial in December 1999. In March 2000, we consolidated our manufactured home loan business in Dynex Financial when Dynex Financial purchased substantially all of MHFC's manufactured home loans and we sold MHFC. Dynex Financial originates loans that generally range in size from $10,000 to $100,000 and have a term of 7-30 years. We initially focused our marketing efforts principally through manufactured home community owners and operators, specifically targeting Sun's manufactured home communities, where MHFC's services were, and Dynex Financial's services continue to be, offered as the preferred source of financing. Dynex Financial currently originates the majority of its manufactured home loans through retail dealers other than Sun.

     Our manufactured home finance business is generally subject to seasonal trends, reflecting the general pattern of sales of manufactured homes peaking during the spring and summer months and declining to lower levels from mid-November through February.

Dealers

     Each loan submitted to Dynex Financial by a dealer is subject to criteria established by Dynex Financial relating to loan term, advance amounts, down payment requirements and other pertinent program parameters. Dynex Financial performs initial and periodic reviews of dealers with which it does business to ensure that these dealers are in good corporate and financial standing. Dealers are provided a rate and term schedule that establishes a customer rate for each particular loan being submitted.

     Reports are continuously generated and analyzed to track dealer performance. Performance factors tracked include loan approval rates, booking rates, dealer delinquency, dealer chargeoff activity and volume of loans booked. Dealer performance goals established by Dynex Financial are then monitored and, if necessary, relationships with non-performing dealers are terminated.

Underwriting

     Dynex Financial underwrites loans based on its review of loan applications to ensure loans will comply with internal company guidelines as well as industry standards. All loans secured by mortgages on both manufactured homes and the underlying real estate, or "land/home" loans, are underwritten using Dynex Financial's Internal Credit Rating grid, a traditional underwriting method that primarily takes into account the applicant's credit history. In September 1999, Dynex Financial began underwriting retail installment loans secured only by manufactured homes, or "home only" loans, using Portal(TM), its internally-developed proprietary credit scoring system. Portal was developed to predict defaults using empirical modeling techniques and takes into account information from applicants' credit applications and credit reports. Each applicant's credit history, stability, capacity, down payment and security type are taken into account by the Portal model. The Portal model is integrated into our origination system and is based on Dynex Financial's historical lending experience. Because the land/home and home only business lines have different characteristics, and because we have not experienced significant losses or defaults on land/home loans (a necessary component of a successful predictive model), predictive modeling is only possible for home only applications, which make up approximately 93% of our total manufactured home loan applications.

Loan Collateral

     Dynex Financial retains a security interest in each manufactured home it finances. Procedures for perfecting security interests vary by state.

Servicing

     From April 1999 to February 2000, manufactured home loan contracts owned by MHFC were serviced by Bloomfield Servicing. Beginning in February 2000, MHFC's manufactured home loan contracts were serviced by Dynex Financial, which has continued to service its own loan contracts since we acquired it in December 1999. We sold MHFC in March 2000, and since then all of our manufactured home loan contracts have been serviced by Dynex Financial. Dynex Financial collects principal and interest payments from borrowers and remits them to investors as required under the relevant servicing contract. Dynex Financial also manages collections on delinquent accounts. As of December 31, 2000, Dynex Financial's servicing portfolio totaled approximately $1.2 billion.

Delinquency and Repossession

     Dynex Financial is responsible for the servicing of each manufactured home loan contract from the time of funding until the loan is paid in full. This servicing includes processing payments, collecting delinquent accounts, remitting funds to investors and repossessing and reselling the homes on defaulted contracts. The repossession process includes issuing delinquent notices between 15 and 18 days after a payment is past due, and a notice of default is sent between 30 and 90 days after a payment is past due. Dynex Financial then hires a local attorney to assist with its collection efforts after the expiration of the notice of default. Next, a demand letter is issued, at which time full payment must be made on all arrearages including late fees and attorney fees. Dynex Financial generally repossesses the manufactured home after payments have become 60 to 90 days delinquent if it is not able to work out a satisfactory arrangement with the borrower.

     Bingham maintains a reserve for estimated credit losses on manufactured home loan contracts it owns, and a separate liability for potential recourse obligations on loans that have been periodically sold to third parties with full or partial recourse. At December 31, 2000, the aggregate principal balance of manufactured home loan contracts in Bingham's portfolio was approximately $95.2 million and the aggregate principal balance of manufactured home loan contracts sold to third parties with recourse was approximately

$161.7 million. Bingham provides for losses on loans it owns and recourse obligations in amounts necessary to maintain loan loss reserves and recourse liabilities at levels it believes are sufficient to provide for future losses based on historical loss experience, current economic conditions and portfolio performance measures. For the year ended December 31, 2000, the three months ended December 31, 1999 and the year ended September 30, 1999, as a result of expenses incurred due to defaults and repossessions, $5.8 million, $346,000 and $580,000, respectively, was charged to the reserve for loan losses. As of December 31, 2000, approximately $146,000 had been charged to the recourse liability set up for estimated losses on loans sold with recourse. Bingham's reserve for loan losses and recourse liability at December 31, 2000 were $2.2 million and $9.3 million respectively as compared to $274,000 and $376,000, respectively at December 31, 1999.

     Bingham's inventory of repossessed homes was 52 homes at December 31, 2000 as compared to 72 homes at December 31, 1999. The estimated net realizable value of the repossessed homes in Bingham's inventory at December 31, 2000 was approximately $972,000 as compared to approximately $1.5 million at December 31, 1999. The net losses resulting from repossessions on Bingham-originated loans as a percentage of the average principal amount of such loans outstanding for the years ended December 31, 2000 and September 30, 1999 was 43.7% and 28.9%, respectively.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note C to Bingham's audited consolidated financial statements for more information on the delinquency of Bingham's manufactured home loan contracts.

COMMERCIAL MORTGAGE BANKING

Overview

     Through Bloomfield Acceptance, Bloomfield Servicing and Hartger & Willard, we participate in and are active in all aspects of commercial real estate mortgage banking, including originating, underwriting, placing, securitizing, and servicing commercial real estate loans. Bloomfield Acceptance, which is one of the largest commercial banking firms in Michigan, acts as both a direct lender, making commercial real estate loans for its own portfolio as well as for accumulation and securitization, and as a traditional mortgage banker, placing commercial real estate loans with several institutional investors. Bloomfield Acceptance has also placed loans in several commercial mortgage-backed securitizations. Bloomfield Acceptance is an approved seller/servicer under the Federal National Mortgage Association's pilot Aggregation program for manufactured home communities, under which FNMA purchases manufactured home loans on a non-recourse basis. Bloomfield Acceptance is also an approved seller/servicer under the Federal Home Loan Mortgage Corporation's Program Plus program, under which FHLMC purchases multi-family mortgages from lenders meeting certain loan origination and servicing standards.

     Portions of Bloomfield Acceptance's activities are focused on the manufactured home community industry and Bingham believes that Bloomfield Acceptance is one of the largest originators of commercial real estate loans to manufactured home community owners in the country. For the year ended December 31, 2000, Bloomfield Acceptance originated approximately $144.4 million of loans to manufactured home community owners.

Lending

     Bloomfield Acceptance pursues lending opportunities on a nationwide basis from direct borrower inquiry as well as from mortgage bankers and brokers. Loan applications are processed at our offices in Birmingham, Michigan where we perform due diligence, including an analysis of property operating history, appraisal report, environmental report, borrower creditworthiness, credit history and experience. Bloomfield Acceptance performs on-site property inspection and local market analysis.

     Bloomfield Acceptance currently originates loans for placement with outside investors. It also originates loans to hold for sale under various mortgage loan purchase agreements and under various loan participation arrangements with third party investors. As of December 31, 2000, Bloomfield Acceptance maintained a portfolio of approximately $3.5 million of loans.

Traditional Mortgage Banking

     Bloomfield Acceptance places commercial real estate mortgage loans with several institutional investors, primarily life insurance companies that it represents on an exclusive or semi-exclusive basis. The bulk of these activities take place in Michigan. The acquisition of Hartger & Willard has enhanced our commercial mortgage banking business by adding new loan officers and new investors.

Servicing

     Bloomfield Servicing services loans that Bloomfield Acceptance and Hartger & Willard originate. Historically, the majority of the loans made on a direct lending basis were serviced until the loan was securitized, at which time Bloomfield Servicing received a servicing termination fee. In May 1998, Bloomfield Servicing began retaining the servicing of its direct loans and it is expected that the size of Bloomfield Servicing's servicing portfolio will continue to increase.

     In addition to servicing loans for Bloomfield Acceptance and Hartger & Willard, Bloomfield Servicing services commercial real estate loans on behalf of 29 institutional investors. The majority of these loans are in Michigan.

     As of December 31, 2000, Bloomfield Servicing's servicing portfolio totaled approximately $1.2 billion. The entire commercial loan portfolio was current as of December 31, 2000.

Delinquency and Repossession

     Bloomfield Servicing is responsible for the servicing of each commercial mortgage loan from the time of funding until the loan is paid in full. No commercial mortgage serviced by Bloomfield Servicing was delinquent as of December 31, 2000. If a commercial mortgage loan becomes delinquent, the borrower is contacted by late notice letter and by telephone. If the loan continues to be delinquent for more than 30 days, a default and acceleration letter is sent, specifying the legal period to cure the default. During the cure period attempts are made to obtain payment or to modify the loan terms to provide a payment plan that was satisfactory to the lender and borrower to bring the loan current. If the borrower and lender do not agree to a workout arrangement during the cure period, Bloomfield Servicing retains local counsel to institute foreclosure proceedings and the property is offered at a foreclosure sale. Bloomfield Servicing or its representative must make a bid at the foreclosure sale to insure an appropriate upset price is obtained upon foreclosure. If the lender is the successful bidder, the property is turned over to the lender to liquidate against the loan balance. If the successful bidder is a third party, the proceeds of the sale are applied to the outstanding balance of the loan. All costs of foreclosure are the responsibility of the lender and the lender absorbs any losses.

INSURANCE

     Dynex Insurance Agency, Inc., a subsidiary of Dynex Financial, is a licensed agent placing property and casualty, life and warranty insurance, primarily for Dynex Financial's manufactured home loans.

COMPETITION

     The manufactured housing finance industry is fragmented and highly competitive. There are numerous non-traditional consumer finance sources serving this market. Many of these financing sources are larger than Bingham and have greater financial resources. In addition, some of the manufactured housing industry's larger manufacturers maintain their own finance subsidiaries to provide financing for purchasers of their manufactured homes. Historically, traditional financing sources (commercial banks, savings and loans, credit unions and other consumer lenders), many of which have significantly greater resources than Bingham and may be able to offer more attractive terms to potential customers, have not consistently served this market. There is no assurance that we will be able to effectively compete against our existing competitors or any future competitors.

     The commercial real estate lending industry is highly competitive and Bloomfield Acceptance and Hartger & Willard operate on a nationwide basis against a host of local, regional and national lenders. Many of our competitors are larger and have greater financial resources than we do. Traditionally, our competitors included banks and thrifts, life insurance companies, mortgage bankers and credit companies. More recently, the competition has expanded to encompass Wall Street brokerage houses, either directly or through proxies or "conduits." We believe that the industry is in a state of transition and rapid consolidation, and there can be no assurances that we will be able to compete effectively in this environment.

REGULATION AND SUPERVISION

     We are currently subject to regulation and licensing under various federal and state statutes and regulations.

     Our manufactured home finance business encompasses both consumer lending (manufactured homes only) and residential mortgage lending (land-home transactions) as well as loan servicing, typically for loans originated by manufactured housing dealers and loan origination companies. Currently, Bingham, through its subsidiaries, conducts consumer lending and servicing in 34 states. In some states, we conduct only manufactured home lending and not land-home lending. Most states where our subsidiaries operate:

     - require compliance with state guidelines concerning qualifying to do business, licensing, and lending and finance activities and other consumer protection measures and fair trade practices (including prohibiting discrimination based on race, color, national origin, gender, age, disability, marital status, or other bases);

     - limit the interest rates and other charges that may be imposed related to the loan, or prescribe certain other terms of the loan contracts, including requirement of specific notice provisions, loan terms, or other items (some of these state laws are preempted by federal laws applicable to us);

     - regulate the sale and type of insurance products that our subsidiaries may offer and the insurers for which they will act as agent; and

     - define our subsidiaries' rights to collect loan payments, and foreclose and/or repossess and sell collateral.

     Our subsidiaries are licensed to conduct consumer finance operations in most states where they do business. In a limited number of states, our subsidiaries are not required to hold a specific license to conduct their business activities. Bloomfield Acceptance and Dynex Financial are each a HUD-approved Investing Mortgagee.

     In addition to state laws regulating their conduct, our consumer lending and servicing activities of Bingham and its subsidiaries are subject to numerous federal laws and the rules and regulations promulgated thereunder, including the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, and, in some instances, the Fair Debt Collections Practices Act and the Home Mortgage Disclosure Act, as well as certain rules of the Federal Trade Commission. These laws require that certain disclosures be made to applicants, prohibit misleading advertising and protect against discriminatory financing or unfair credit practices. The Truth in Lending Act and Regulation Z promulgated thereunder require disclosure of, among other things, the terms of repayment, the final maturity, the amount financed, the total finance charge and the annual percentage rate charged on each manufactured home loan contract. The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants (including retail installment contract obligors) on the basis of race, color, national origin, gender, age, marital status, reliance upon public assistance income or the consumer's exercise of rights under the Consumer Credit Protection Act. Under the Equal Credit Opportunity Act, creditors are required to make certain disclosures to consumers regarding their rights, and to provide certain notices of adverse credit decisions to consumers who have applied for credit. The rules of the Federal Trade Commission limit the types of property a creditor may accept as collateral to secure a consumer loan, and its "holder in due course" rules provide for the preservation of a consumer's claims and defenses when a consumer obligation is sold or assigned to a third party.

     The sale of insurance products by Dynex Insurance Agency, Inc., our insurance subsidiary, is subject to various state insurance laws (including licensure requirements) and regulations which govern allowable charges and other practices.

     Our commercial mortgage lending activities do not usually require state-by-state licensure. However, our commercial mortgage loans are required to comply with parts of the Equal Credit Opportunity Act, certain civil rights laws, and a number of state laws and regulations related to required or prohibited loan terms, interest rate limits, permitted collateral and related terms, servicing and collection, and similar issues.

     The regulatory procedures discussed above are subject to changes by the regulatory authorities. There are no assurances that future regulatory changes will not occur. These regulatory changes could place additional burdens on us and our subsidiaries.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Bingham's prospects are subject to certain uncertainties and risks. Any of the following risks could materially and adversely affect our business and quarterly and annual results of operations. Also, other one-time events and other important factors discussed previously and from time to time in our other filings with the SEC may affect out future results.

WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL AND FUNDS TO MEET OUR ANTICIPATED
NEEDS

     We currently have the following financing arrangements:

     - a term loan from Sun for $4.0 million;

     - two demand lines of credit from Sun for $60.0 million in the aggregate;

     - a credit agreement with Residential Funding Corporation under which we may borrow up to $25.0 million to fund the acquisition and origination of certain loans;

     - a $10.0 million revolving credit facility with Michigan National Bank limited to the amount of servicing advances outstanding; and

     - a repurchase arrangement with Lehman Commercial Paper Inc.

     At March 27, 2001, the following amounts were outstanding under our financing arrangements:

     - $4.0 million under the term loan from Sun;

     - an aggregate of $27.4 million under the demand loans from Sun;

     - $8.8 million under the credit agreement with Residential Funding Corporation.

     - $6.2 million under the credit facility with Michigan National Bank; and

     - $9.1 million under the repurchase arrangement with Lehman.

     The majority of Bingham's loan portfolio at December 31, 2000 was financed by advances under the repurchase agreement with Lehman. Under the repurchase agreement, Dynex Financial and Bloomfield Acceptance transfer loans from time to time to Lehman against the transfer of funds from Lehman. Commercial mortgage loans may be financed on the facility for up to nine months and manufactured home loans may be financed on the facility for up to six months. Loans that remain financed on the facility longer than these time frames are required to be repurchased. In November 2000 the repurchase agreement with Lehman expired. A temporary agreement was negotiated extending the facility through February 28, 2001 and reducing the available borrowing limit from $150.0 million to $95.0 million. Currently, the Company is still financing loans with Lehman with the expectation that a replacement agreement can be negotiated and executed.

     Bingham's future liquidity and capital requirements depend on numerous factors, many of which are outside of its control. Bingham currently anticipates that it will have sufficient working capital and funds to meet its anticipated needs for the next twelve months through a combination of funds from operations, including loan sales and securitizations, proceeds from its existing credit facilities and a renewed repurchase facility with Lehman or replacement repurchase facility with a different lender and proceeds from the sale of assets or debt or equity securities. There can be no assurance, however, that adequate funds will be available on terms favorable to us, or at all. If we are not able to sell or securitize loans, renew or replace the Lehman repurchase agreement or sell assets or securities as anticipated, or if Sun were to demand payment under its lines of credit with us, our ability to continue operations would be jeopardized. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

WE HAVE GENERAL RISKS ASSOCIATED WITH ALL THE LOANS WE MAKE.

     We are in the business of making loans. Factors that could affect the value of our assets include the following:

Manufactured Home Lending

     We concentrate a significant portion of our loan portfolio in manufactured home loans. Manufactured home loan borrowers may be deemed to be relatively high credit risks due to various factors, including, among other things, the poor manner in which they have handled previous credit, the absence or limited extent of their prior credit history or limited financial resources. Consequently, the manufactured home loans we originate bear a higher rate of interest, have a higher probability of default and may involve higher delinquency rates and greater servicing costs relative to loans to more creditworthy borrowers. Our profitability depends upon our ability to properly evaluate the creditworthiness of borrowers and price each loan accordingly, limit our default rates and foreclosure costs and to efficiently service the contracts. To the extent that aggregate repossessions and resale of foreclosed collateral results in losses which were not anticipated by the interest rates charged on loans, there would be an adverse effect on profitability.

     In addition, because a significant portion of our loan portfolio is concentrated in manufactured home loans, our business is subject to business cycles and to seasonality. The manufactured housing industry historically has been cyclical and is generally subject to many of the same national and regional economic and demographic factors that affect the housing industry generally. These factors include consumer confidence, inflation, interest rates, regional population and employment trends, availability of and cost of alternative housing, weather conditions and general economic conditions. In addition, sales typically peak during the spring and summer seasons and decline to lower levels from mid-November through February.

Commercial Real Estate Lending

     Commercial real estate loans have distinct risk characteristics. Commercial real estate properties tend to be unique and difficult to value. Commercial real estate loans also tend to have short maturities and may not be fully amortizing, meaning that they may have a significant principal balance or "balloon" payment due on maturity. In addition, commercial real estate properties, particularly industrial and warehouse properties, are subject to environmental risks and to the corresponding burdens and costs of compliance with environmental laws and regulations. Also, there may be costs and delays involved in enforcing rights of a property owner against tenants in default under the terms of leases with respect to commercial properties. For example, tenants may seek the protection of the bankruptcy laws, which could result in termination of lease contracts.

WE MAY NOT BE ABLE TO DISPOSE OF LOANS IN THE SECONDARY MARKET ON FAVORABLE
TERMS.

     We either broker, sell or securitize (meaning we will pool closed loans and sell them to a trust for a cash purchase price and in some cases retain an interest in the loans) a substantial portion of the manufactured home loans and commercial real estate loans we originate. Any impairment in our ability to dispose of loans could have a material adverse effect on our business. Factors affecting our ability to dispose of loans include:

     - conditions in the securities markets generally;

     - conditions in the asset-backed and commercial mortgage-backed securities markets specifically;

     - the performance of the securities issued in connection with the our securitizations;

     - the price and credit quality of our loans;

     - our relationship with our correspondent investors;

     - compliance of our loans with the eligibility requirements for a particular securitization;

     - our ability to adequately service our loans; and

     - any material negative rating agency action pertaining to certificates issued in our securitizations.

     The "gain on sale" from the sale of loans is a significant component of our revenues, and retained interests in loan securitizations will be established as balance sheet assets in connection with securitizations, based in part upon estimates of future credit losses and prepayments. We may retain subordinated securities issued in connection with our securitization program. If actual credit losses or prepayment speeds on securitized loans exceed the estimates made at the time of the securitizations, we could be required to record an expense to reduce the carrying value of the retained interests and securities classified as available-for-sale, if any, on our balance sheet. This could have a material impact on our earnings.

OUR PROFITABILITY MAY BE AFFECTED IF WE ARE UNABLE TO EFFECTIVELY MANAGE INTEREST RATE RISK.

     We derive our income in part from the difference or "spread" between the interest earned on loans, and interest paid on borrowings. In general, the wider the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause increases or decreases in our spread and can affect our income. In addition, interest rates affect how much money we can lend. For example, when interest rates rise, loan originations tend to decrease. Factors such as inflation, recession, unemployment, money supply, international disorders, instability in domestic and foreign financial markets and other factors beyond our control may affect interest rates.

     While we employ an interest rate management strategy to control our risk from changes in market interest rates, an effective interest rate risk management strategy is complex and no such strategy can completely insulate us from interest rate changes.

     In the future we may use interest rate risk management strategies other than or in addition to those we have used in the past. These strategies could include interest rate caps, floors and swaps, mandatory forward sales, mandatory or optional sales of futures and other financial futures transactions including U.S. Treasury obligations. We will determine the nature and quantity of future hedging transactions based on various factors, including market conditions and the expected duration and exit strategy of the loans.

     The nature and timing of interest rate risk management strategies may impact their effectiveness. Poorly designed strategies may increase rather than mitigate risk and may adversely affect our profitability.

THE VALUE OF OUR SERVICING RIGHTS MAY BE ADVERSELY AFFECTED BY VARIOUS
CONDITIONS.

     Our servicing rights are treated as an asset in accordance with generally accepted accounting principles. The fair value of the servicing rights may be adversely affected by factors such as:

     - increases in prepayments, which tend to shorten the life of the servicing asset;

     - higher than expected rate of loan defaults; and

     - the underlying loans' average custodial balances, the amount deposited by borrowers for taxes, replacement reserves and other deposits.

     We may also incur loss of revenues if any of our servicing contracts are terminated.

WE HAVE A HISTORY OF LOSSES AND WE MAY NOT BE PROFITABLE IN THE FUTURE.

     We have experienced net losses while growing our loan origination platform and business, including net losses of $110,000 and $574,000 for the fiscal years ended September 30, 1997 and September 30, 1998, respectively, net income of $776,000 for the fiscal year ended September 30, 1999, a net loss of $185,000 for the three months ended December 31, 1999 and a net loss of $16.3 million for the fiscal year ended December 31, 2000. We may continue to incur significant operating losses and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. If we are unable to achieve and maintain sufficient revenue growth, we may not be profitable in the future. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis.

THE COMPETITION WE FACE COULD ADVERSELY AFFECT OUR PROFITABILITY.

     We face competition in originating loans. This competition could adversely affect our profitability. Competition in originating manufactured home loans comes primarily from non-traditional consumer finance sources and some of the manufactured housing industry's larger manufacturers. Competition in originating commercial real estate mortgage loans comes primarily from savings institutions, commercial banks, mortgage bankers and insurance companies. We compete for these loans based on interest rates, types of products, loan fees charged and the quality of customer service that we provide to borrowers. Due to their size, some of our competitors have significantly greater resources and offer a broader range of products and services than we do.

OUR STOCK PRICE HAS BEEN VOLATILE

     Historically, the market price of our common stock has fluctuated widely. Since our initial public offering in November 1997, the market price has ranged from a low of $0.6875 per share to a high of $28.50 per share. Fluctuations may occur, among other reasons, in response to:

     - operating results;

     - announcements by competitors;

     - regulatory and legislative changes;

     - economic changes;

     - market valuation of financial service firms; and

     - general market conditions.

     The trading price of our common stock could continue to be subject to wide fluctuations in response to these or other factors, many of which are beyond our control. If the market price of our common stock decreases, stockholders may not be able to sell their stock at a profit.

ITEM 2. PROPERTIES

     Our corporate headquarters is located in approximately 14,800 square feet of leased space in Birmingham, Michigan. The lease, which terminates on October 31, 2001, currently provides for monthly rent of

$35,000, including base rent and a pro rata share of operating expenses and real estate taxes. We have an option to renew the lease for an additional three years.

     Bloomfield Acceptance leases space in Juno Beach, Florida and Solana Beach, California for a portion of its commercial mortgage origination operations. The Juno Beach lease covers approximately 262 square feet with a monthly rent of $1,035. The lease expires in December, 2001. The Solana Beach space covers 144 square feet and has a monthly rent of $800. This lease expires in March, 2001.

     Hartger & Willard subleases space to a tenant in Grand Rapids, Michigan. The lease covers approximately 4,300 square feet with a monthly rent of $5,400. Hartger & Willard also subleases space to a tenant in Bloomfield Hills, Michigan. The sublease covers a space of approximately 2,100 square feet with a monthly rent of $3,900. The lease agreement expires in July 2001. The sublease tenant has the option to extend the sublease to up to six months after that date.

     Dynex Financial leases office space for its various offices throughout the country. It currently has a lease expiring in July 2003 for approximately 9,700 square feet of office space in Glen Allen, Virginia with a current monthly rent of approximately $13,000; a lease expiring in September 2003 for approximately 6,100 square feet of office space in Duluth, Georgia with a current monthly rent of approximately $8,000; a lease expiring in December 2002 for approximately 4,700 square feet of office space in Loveland, Ohio with a current monthly rent of approximately $4,000; and a lease expiring in August 2004 for approximately 21,000 square feet of office space in Fort Worth, Texas with a current monthly rent of approximately $27,000. Dynex Financial is also a party to several leases for space in which it formerly operated offices and is in the process of negotiating subleases or terminations of these leases.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business and the business of our subsidiaries, or proceedings known by us to be contemplated by governmental authorities, to which we or our subsidiaries are a party or to which any of our or their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 13, 2000, Bingham held its annual meeting of shareholders. The only matter voted upon at the meeting was the election of three directors to serve until the 2003 Annual Meeting of Shareholders or until their respective successors shall be elected and shall qualify. The results of the election appear below:

                                                                       VOTES AGAINST     ABSTENTIONS OR
                         NAME                             VOTES FOR     OR WITHHELD     BROKER NON-VOTES
                         ----                             ---------    -------------    ----------------
Daniel E. Bober.......................................    1,606,493       17,100               0
Robert H. Orley.......................................    1,606,493       17,100               0
Gary A. Shiffman......................................    1,606,493       17,100               0

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our common stock is traded on the Nasdaq SmallCap Market under the symbol "BFSC." The following table presents the per share high and low bid prices of our common stock for the periods indicated as reported by the Nasdaq SmallCap Market. The stock prices do not include retail mark-ups, mark-downs or commissions.

                                                                 HIGH           LOW
                                                                 ----           ---
FISCAL YEAR ENDED SEPTEMBER 30, 1999
First Quarter 1999..........................................    $18.000       $ 9.000
Second Quarter 1999.........................................     18.500        13.625
Third Quarter 1999..........................................     16.500        12.000
Fourth Quarter 1999.........................................     14.500         8.438

OCTOBER 1, 1999 THROUGH DECEMBER 31, 1999...................    $11.250       $ 7.000

FISCAL YEAR ENDED DECEMBER 31, 2000
First Quarter 2000..........................................    $10.500       $ 6.000
Second Quarter 2000.........................................      8.125         5.000
Third Quarter 2000..........................................      5.500         1.313
Fourth Quarter 2000.........................................      3.688         0.688

     On March 23, 2001, the closing sales price of the common stock was $1.688 and our common stock was held by approximately 59 holders of record.

     We have never declared nor paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for the development and operation of our business. Accordingly, we do not anticipate paying cash dividends on our capital stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     Within the period covered by this report, we have issued and sold unregistered securities in the amounts, at the times and for the aggregate amounts of consideration listed as follows:

     During the period from October 1, 1999 through December 31, 2000, we issued options to purchase an aggregate of 85,750 shares of common stock to our employees and directors. These sales were made pursuant to an exemption from registration afforded by Section 4(2) and Rule 701 of the Securities Act of 1933.

     During the period from October 1, 1999 through December 31, 2000, we issued an aggregate of 55,381 shares of common stock to our employees. All of these shares were issued as compensation and are restricted by the terms of restricted stock award agreements. These sales were made pursuant to an exemption from registration afforded by Section 4(2) and Rule 701 of the Securities Act of 1933.

     No underwriters were engaged in connection with the foregoing sales of securities. The recipients of the above securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had access, through their relationship with us, to information about us.

ITEM 6. SELECTED FINANCIAL DATA

                                                                     THREE MONTHS         YEAR ENDED
                                                      YEAR ENDED         ENDED           SEPTEMBER 30,
                                                     DECEMBER 31,    DECEMBER 31,     -------------------
                                                         2000            1999           1999       1998
                                                     ------------    ------------       ----       ----
                                                                    (DOLLARS IN THOUSANDS)
Statement of Operations Data:
  Revenue........................................      $ 25,486        $  7,066       $ 16,277    $ 6,141
  Income (loss) before income taxes..............       (24,629)            576          1,217       (793)
  Income (loss) before cumulative effect of
     change in accounting principle..............       (16,255)            378            776       (574)
  Net income (loss)..............................       (16,255)           (185)           776       (574)
  Income (loss) per common share, diluted........         (6.19)          (0.07)          0.36      (0.46)
Balance Sheet Data:
  Total assets...................................      $147,881        $162,873       $128,473    $94,859
  Total debt.....................................       113,617         124,802        101,070     78,230
  Stockholders' equity...........................        10,840          26,139         26,068     13,457
Selected Ratios
  Return on average assets.......................         (9.32)%         (0.12)%         0.85%     (1.23)%
  Return on average equity.......................         (80.9)%         (0.71)%         5.36%     (4.13)%
  Average equity to average assets...............         11.52%          17.33%         15.87%     29.77%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company commenced operations in January 1997, for the primary purpose of originating loans on manufactured home "Contracts" located within the communities owned by Sun Communities, Inc ("Sun"). The Company was formed by Sun in response to its growing need to provide timely and competitive financing to residents in manufactured home communities. The Company provides financing for new and previously owned manufactured homes to borrowers whose credit needs may or may not be met by traditional financial institutions due to credit expectations or other factors. In December 1999 Bingham acquired Dynex Financial, Inc., which specializes in manufactured home lending and loan servicing. Dynex Financial commenced its loan origination activity in 1996, and had originated more than $1.0 billion in manufactured home loans prior to its acquisition by Bingham. Bingham now conducts all of its manufactured home loan origination and servicing activities through Dynex Financial. The Company through one of its subsidiaries also provides warranty and disability insurance on the contracts it finances.

     Through acquisitions the Company's business has expanded to include commercial real estate lending and servicing for income producing properties. The Company may extend its business to include other types of installment loans, expand its loan servicing operations and engage in other related businesses through the initiation of new businesses or through the acquisition of existing businesses.

     On February 4, 2000 the Company changed its fiscal year end from a twelve month period ending September 30 to a twelve month period ending December 31. The consolidated statements of operations and cash flows are presented for the year ended December 31, 2000, the three months ended December 31, 1999, and the years ended September 30, 1999 and September 30, 1998.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 2000 VS. YEAR ENDED SEPTEMBER 30, 1999:

     Results for the year ended December 31, 2000 include the following:

     - Manufactured home loan originations for the year ended December 31, 2000 were $161.2 million versus $65.1 million in the year ended September 30, 1999, an increase of 147.6%.

     - Commercial loan originations for the year ended December 31, 2000 increased 95.7% to $514.2 million compared to $262.8 million in the year ended September 30, 1999 and increased 97.8% over originations of $260.0 million for the year ended September 30, 1998.

     - In the year ended December 31, 2000, Bingham completed the sale of approximately $130.2 million of fixed rate manufactured home loans and the securitization and sale of approximately $94.3 million of commercial mortgage loans. The proceeds from these transactions were used to pay down the Company's existing debt.

     - Results of operations for the year ended December 31, 2000 include additions to the allowance for loan losses of approximately $7.7 million. The increased addition to the reserve resulted primarily from losses on non-performing loans and charge-offs of $3.9 million on loans originated by MHFC, Inc., Bingham's previous manufactured home loan origination subsidiary, which was sold in March, 2000.

     - Results of operations for the year ended December 31, 2000 also include nonrecurring charges of $2.1 million related to an unsuccessful merger attempt with Franklin Bank, $796,000 on the sale of MHFC, Inc. and $403,000 in severance compensation related to closed offices.

     Bingham reported a net loss of $16.3 million for the year ended December 31, 2000 compared to net income of $776,000 for the year ended September 30, 1999. The loss for the current year was due primarily to the addition of approximately $7.7 million to its loan loss reserve, an approximately 184 basis point increase in its average borrowing rate and a significant increase in personnel and general and administrative costs as a result of the acquisition and integration of Dynex Financial, which Bingham acquired in December 1999. Such increased costs were not offset by income from loan originations as the turmoil in the manufactured housing industry significantly curtailed loan origination volume.

     For the year ended December 31, 2000 interest income on loans increased 53.7% to $14.6 million, compared to $9.5 million for the year ended September 30, 1999. The increase is primarily due to a 31.7% increase in the average outstanding loan receivable balance, which was $143.9 million for the year ended December 31, 2000 versus $111.7 million for the year ended September 30, 1999. The larger percentage of higher yielding manufactured home loans in the portfolio for the year ended December 31 2000 compared to the year ended September 30, 1999 resulted in the average yield on the loan receivables increasing to 10.1% for the year ended December 31, 2000 versus 8.5% in the year ended September 30, 1999.

     For the year ended December 31, 2000 interest expense was $14.2 million compared to $6.9 million for the year ended September 30, 1999, an increase of 105.8%. Average outstanding interest bearing liabilities increased 45.2% to $146.2 million for the year ended December 31, 2000 versus $100.7 million in the year ended September 30, 1999. The weighted average borrowing rate also increased to 9.72% for the year ended December 31, 2000 compared to 6.81% for the year ended September 30, 1999. The increase is primarily the result of a 125 basis point increase in the average LIBOR rate which negatively impacts Bingham's variable rate debt and an increase in fees associated with its borrowing facilities.

     The following tables set forth the extent to which the Company's net interest income has been affected by changes in average interest rates and average balances of interest earning assets and interest bearing liabilities.

                                          YEARS ENDED DECEMBER 31, 2000 AND SEPTEMBER 30, 1999
                         ---------------------------------------------------------------------------------------
                           AVERAGE BALANCE     AVERAGE RATE        INTEREST        INCREASE    VARIANCE DUE TO:
                         -------------------   -------------   ----------------   ----------   -----------------
                           2000       1999     2000    1999     2000      1999    (DECREASE)    VOLUME     RATE
                           ----       ----     ----    ----     ----      ----    ----------    ------     ----
                                                         (DOLLARS IN THOUSANDS)
Interest-earning
  assets:
  Loans................  $143,915   $111,715   10.14%   8.48%  $14,593   $9,477    $ 5,116     $ 4,652    $ 464
  Cash and
     equivalents.......     6,713      4,283    5.69    2.33       382      100        282         246       36
                         --------   --------   -----   -----   -------   ------    -------     -------    -----
                         $150,628   $115,998    9.94%   8.80%  $14,975   $9,577    $ 5,398     $ 4,898    $ 500
                         --------   --------   -----   -----   -------   ------    -------     -------    -----
Interest-bearing
  Liabilities
  Term loan............  $  4,000   $  4,000   11.68%  11.68%  $   467   $  467    $    --     $    --    $  --
  Revolving line of
     credit............    43,690     20,879    8.86    7.62     3,843    1,591      2,252       2,187       65
  Loans sold under
     repurchase........    98,478     75,784   10.04    6.33     9,892    4,798      5,094       4,391      703
                         --------   --------   -----   -----   -------   ------    -------     -------    -----
                         $146,168   $100,663    9.72%   6.81%  $14,202   $6,856    $ 7,346     $ 6,578    $ 768
                         --------   --------   -----   -----   -------   ------    -------     -------    -----
Interest rate spread...                         0.23%   1.99%
Excess average earning
  assets...............  $  4,460   $ 15,335    9.94%   8.80%
                         ========   ========   =====   =====
Net interest margin....                         0.51%   2.35%  $   773   $2,721    $(1,948)    $(1,680)   $(268)
                                               =====   =====   =======   ======    =======     =======    =====

     Mortgage origination fees represent fees earned on commercial mortgage loans originated and placed with outside investors. For the year ended December 31, 2000, Bingham originated $441.8 million in commercial mortgage loans that were placed with outside investors and recorded origination and placement fees of $2.9 million compared to $155.0 million in loans originated and placed and $1.6 million of placement and origination fees for the year ended September 30, 1999.

     Servicing fees collected for the year ended December 31, 2000 were $7.9 million compared to approximately $500,000 for the year ended September 30, 1999. The large increase was the direct result of an increase in the average principal balance of approximately $960.0 million to approximately $1.2 billion of manufactured home loans serviced for outside investors and an increase in the average principal balance of approximately $500.0 million to approximately $1.2 billion of commercial mortgage loans serviced for outside investors. The increases were primarily the result of the acquisition in December 1999 of Dynex Financial, which had a servicing portfolio balance of $980.0 million, and the acquisition in June 1999 of Hartger & Willard Mortgage Associates, Inc., an originator and servicer of commercial mortgage loans, which had a servicing portfolio of $440.0 million. The Company also sold approximately $15.8 million of manufactured home loans and sold or placed with outside investors a total of approximately $467.2 million of commercial mortgage loans in the year ended December 31, 2000 while retaining the related servicing rights.

     Gain on sale of loans represents the difference between the proceeds from the sale or securitization of loans and the allocated carrying cost of the loans sold or securitized. The gain recognized is also net of estimated recourse obligations. For the year ended December 31, 2000 Bingham sold or securitized approximately $94.3 million in principal balance of commercial mortgage loans and approximately $130.2 million in principal balance of manufactured home loans and recorded a gain on loans sold of $27,000. In the year ended September 30, 1999 the Company sold approximately $20.4 million of manufactured home loans and securitized and sold approximately $80.3 million of commercial mortgage loans resulting in gains of $4.4 million. The gain recognized in the year ended September 30, 1999, includes a recovery of $2.4 million related to the valuation of the loan portfolio and related hedge positions.

     Provision for credit losses is recorded in amounts sufficient to maintain an allowance at a level considered adequate to cover losses from loans. The provision for credit losses increased to $7.7 million for the year ended December 31, 2000 from $653,000 for the year ended September 30, 1999. The large increase is primarily attributable to a decline in recovery rates due to an increased supply of new and used manufactured homes in the marketplace and charge-offs on the loans originated by MHFC which totaled $3.9 million for the year ended December 31, 2000 compared to $580,000 for the year ended September 30, 1999. The increase is also affected by the increase in repossessed and non-performing manufactured home loans, which were $5.1 million at December 31, 2000 versus $2.5 million at September 30, 1999.

     As part of the Company's plan to conduct all of its manufactured home loan origination operations through Dynex Financial, in March 2000, Dynex Financial purchased $66.9 million of loans from MHFC and Bingham sold MHFC to Gwenuc, LLC a limited liability company owned by Gary A. Shiffman, Chairman of Bingham. Gwenuc paid Bingham $400,000 in cash and assumed $2.7 million of debt to Dynex Financial. The Company now conducts all of its manufactured home loan origination activities through Dynex Financial.

     As a result of the sale of MHFC, for the year ended December 31, 2000 the Company incurred approximately $396,000 in non-recurring costs to shut down the operations of MHFC. These costs include approximately $322,000 in salaries and severance pay to terminated employees and $74,000 of general and administrative costs. The Company also recognized a $400,000 loss on the ultimate disposition of MHFC.

     General and administrative and other operating expenses totaled approximately $24.9 million for the year ended December 31, 2000. This was an increase of approximately 227.6% over general and administrative expenses of $7.6 million in the year ended September 30, 1999. The largest part of the increase is directly attributable to personnel costs related to the acquisition of Dynex Financial in December 1999. The acquisition increased the number of the Company's full-time employees to 218 at December 31, 2000 from 90 at September 30, 1999 and resulted in personnel costs of $17.0 million for the current year as compared to $3.9 million for the year ended September 30, 1999, an increase in personnel costs of 335.9%. The acquisition also increased the number of leased office locations for the origination and servicing of manufactured home loans to five at December 31, 2000 as compared to two at September 30, 1999.

THREE MONTHS ENDED DECEMBER 31, 1999 VS. THREE MONTHS ENDED DECEMBER 31, 1998:

     The Company reported a net loss of $185,000 for the three months ended December 31, 1999 compared to net income of $764,000 in the three months ended December 31, 1998. The decrease in net income was due primarily to the cumulative effect of a change in accounting principle of $563,000, net of tax, and an increase in general and administrative expenses of approximately $1.8 million. The change in accounting principle relates to start up costs that were previously capitalized and amortized over five years but are now required to be expensed as incurred. The change was retroactive and the Company was required to expense currently all previously capitalized start up costs. The significant increase in general and administrative expenses was the result of the continued growth in the size of the Company including the acquisition of Dynex Financial.

     Interest income on loans increased to $4.0 million for the period, or approximately 92% over interest income of $2.1 million in the comparable period in 1998. The large increase was primarily due to an increase in the average outstanding loan receivable balance of $153.8 million for the three months ended December 31, 1999 versus $97.6 million for the three months ended December 31, 1998, an increase of 57.6%. The increase in interest income was also the result of an increase in the average yield on the loan receivable portfolio of 10.6% for the period in 1999 versus 8.7% in 1998. This was due to a larger percentage of the loan portfolio being made up of higher yielding manufactured home loans versus commercial mortgage loans.

     Interest expense for the three months ended December 31, 1999 was $2.8 million as compared to $1.7 million for the comparable period ended December 31, 1998, an increase of 65.0%. The increase in interest expense was driven by the increase in the average outstanding balance of debt used to finance the loan receivables and fund operations. Average outstanding debt increased to $136.9 million, or 47.2% for the period in 1999 versus $93.0 million in the comparable period in 1998. Adding to the increase in interest expense was an increase in the cost of borrowings to 8.3% for the quarter ended December 31, 1999 compared to 7.3% in the same period in 1998.

     The following table sets forth the extent to which the Company's net interest income has been affected by changes in average interest rates and average balances of interest earning assets and interest bearing liabilities.

                                                 THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                            ----------------------------------------------------------------------------------------
                              AVERAGE BALANCE      AVERAGE RATE        INTEREST
                              ---------------      ------------        --------        INCREASE    VARIANCE DUE TO:
                              1999       1998      1999     1998     1999     1998    (DECREASE)    VOLUME     RATE
                              ----       ----      ----     ----     ----     ----    ----------    ------     ----
                                                             (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans...................  $153,758   $ 97,550   10.59%    8.68%   $4,069   $2,118     $1,951      $1,485     $466
  Cash and equivalents....     3,923      4,331    2.44%    3.42%       24       37        (13)         (2)     (11)
                            --------   --------   ------   ------   ------   ------     ------      ------     ----
                             157,681    101,881   10.38%    8.46%    4,093    2,155      1,938       1,483      455
                            --------   --------   ------   ------   ------   ------     ------      ------     ----
Interest-bearing
  Liabilities
  Term loan...............     4,000      4,000   11.68%   11.68%      117      117         --          --       --
  Revolving line of
     credit...............    41,881     20,262    7.88%    8.13%      825      412        413         426      (13)
  Loans sold under
     repurchase...........    91,066     68,797    8.30%    6.81%    1,890    1,170        720         464      256
                            --------   --------   ------   ------   ------   ------     ------      ------     ----
                             136,947     93,059    8.27%    7.30%    2,832    1,699      1,133         889      244
                            --------   --------   ------   ------   ------   ------     ------      ------     ----
Interest rate spread......                         2.11%    1.16%
Excess average earning
  assets..................  $ 20,734   $  8,822   10.38%    8.46%
                            ========   ========   ======   ======
Net interest margin.......                         3.20%    1.79%   $1,261   $  456     $  805      $  593     $212
                                                  ======   ======   ======   ======     ======      ======     ====

     Mortgage origination fees are related to commercial mortgage loans originated and placed with outside investors. Placement fees increased 173% to $762,000 on placed commercial mortgage loans of $105.9 million for three months ended December 31, 1999 compared to $279,000 in fees on placed commercial mortgage loans of $24.5 million in the comparable period in 1998.

     Gain on sale of loans represents the difference between the proceeds from sale and the allocated carrying cost of the loans sold. The gain is also net of required reserves for the potential loss due to repossession and ultimate charge-off of loans sold with recourse that are required to be repurchased. For the quarter ended December 31, 1999 the Company sold approximately $100 million of its manufactured home loan receivables resulting in a net gain of $1.6 million as compared to sales of $5 million of manufactured home loan receivables resulting in gains of $289,000 for the comparable period in 1998. The three months ended December 31, 1998 also included a recovery of $1.25 million related to the valuation of the loan portfolio and related hedge positions.

     Provision for credit losses is recorded in amounts sufficient to maintain an allowance at a level considered adequate to cover losses from liquidating manufactured home loans and loans sold with recourse. Provision for credit losses increased approximately 273% to $362,000 for the three months ended December 31, 1999 compared to $97,000 for the same period in 1998. The large increase was primarily related to a 274% increase in average outstanding principal balance of manufactured home loans which was $95.7 million for the period ended December 31, 1999 as compared to $25.6 million for the period ended December 31, 1998. The provision increase was also affected by the increase in non-performing manufactured home loans which were 2.95% of the manufactured home loan outstanding principal balance at December 31, 1999 versus .25% of the outstanding principal balance for the comparable period in 1998.

     General and administrative and other operating expenses totaled approximately $3.3 million for the three months ended December 31, 1999. This was an increase of $2.1 million or 175% over general and administrative expenses of $1.2 million in the comparable three months in 1998. The largest part of the increase was directly related to personnel costs. The Company increased its number of existing full time employees to 95 and also added approximately 200 full time employees with its acquisition of Dynex Financial in mid-December 1999, resulting in personnel costs of $2.2 million for the three months ended December 31, 1999 or an increase of 277%. This is compared to 40 full time employees with personnel costs of $583,000 for the three months ended December 31, 1998. These increases reflect the costs of the Company's expansion of its manufactured home lending operations to communities outside those owned and operated by Sun and the expansion of its commercial mortgage lending business through the acquisition of Hartger & Willard in the fourth quarter of 1999. The increase in personnel resulted in an increase in occupancy and office expenses to $470,000 for the period ended December 31, 1999 or a 123% increase over the comparable period in 1998 of $211,000.

YEAR ENDED SEPTEMBER 30, 1999 VS. YEAR ENDED SEPTEMBER 30, 1998.

     The Company had income before federal income tax of $1.2 million on gross revenues of $16.3 million and expenses of $15.1 million for the year ended September 30, 1999 compared to a loss before federal income tax benefit of $793,000 for the year ended September 30, 1998 on gross revenues of $6.1 million and expenses of $6.9 million. The large increase in gross revenues was primarily related to the significant increase in interest income and the gain on sale of loans. The large increase in gross expenses relates to increased interest expense and a large increase in personnel costs.

     Interest income on loans increased to $9.5 million in the year ended September 30, 1999, or approximately 188% over interest income of $3.3 million in the year ended September 30, 1998. The large increase was primarily due to an increase in the average outstanding loan receivable balance of $111.7 million in the year ended September 30, 1999 versus $51.5 million in the year ended September 30, 1998, an increase of 116.9% The increase in interest income as a result of the higher average outstanding receivable balance was slightly offset by a decrease in the average yield on the loan receivable portfolio of 8.48% in the year ended September 30, 1999 versus 8.60% in the year ended September 30, 1998.

     Interest expense for the year ended September 30, 1999 was $6.9 million as compared to $1.9 million for the year ended September 30, 1998, an increase of 263%. The increase in interest expense was driven by the increase in the average outstanding balance of debt used to finance the loan receivables and fund operations. Average outstanding debt increased to $100.6 million, or 118.2% in the year ended September 30, 1999 versus $46.1 million the year ended September 30, 1998. Offsetting some of the increase in average outstanding debt was a decrease in the cost of borrowings to 6.81% in the year ended September 30, 1999 compared to 7.52% in the year ended September 30, 1998.

     The following table sets forth the extent to which the Company's net interest income has been affected by changes in average interest rates and average balances of interest-earning assets and interest-bearing liabilities:

                                                   YEAR ENDED SEPTEMBER 30, 1999 AND 1998
                            ------------------------------------------------------------------------------------
                                                                                                     VARIANCE
                             AVERAGE BALANCE      AVERAGE RATE        INTEREST        INCREASE       DUE TO:
                            ------------------   ---------------   ---------------   ----------   --------------
                              1999      1998      1999     1998     1999     1998    (DECREASE)   VOLUME   RATE
                              ----      ----      ----     ----     ----     ----    ----------   ------   ----
                                                           (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans...................  $111,715   $51,480    8.48%    8.60%   $9,477   $3,296     $6,181     $6,315   $(134)
  Cash and equivalents....     4,283     3,839    2.33%    3.75%      100       84         16         77    ( 61)
                            --------   -------   ------   ------   ------   ------     ------     ------   -----
                             115,998    55,319    8.80%    8.26%    9,577    3,380      6,197      6,392    (195)
                            --------   -------   ------   ------   ------   ------     ------     ------   -----
Interest-bearing
  Liabilities
  Term loan...............     4,000     4,000   11.68%   11.75%      467      392         75         --      75
  Revolving line of
     credit...............    20,879     9,540    7.62%    7.00%    1,591      668        923        794     129
  Loans sold under
     repurchase...........    75,784    32,549    6.33%    7.15%    4,798      873      3,924      4,545    (621)
                            --------   -------   ------   ------   ------   ------     ------     ------   -----
                             100,663    46,089    6.81%    7.52%    6,856    1,933      4,922      5,339    (417)
                            --------   -------   ------   ------   ------   ------     ------     ------   -----
Interest rate spread......                        1.99%     .74%
Excess average earning
  assets..................  $ 15,335   $ 9,230    8.80%    8.26%
                            ========   =======   ======   ======
Net interest margin.......                        2.35%    2.00%   $2,721   $1,447     $1,275     $1,053   $ 222
                                                 ======   ======   ======   ======     ======     ======   =====

     Mortgage origination fees are related to commercial mortgage loans originated and placed with outside investors. Placement fees increased 32% to $1.6 million on placed commercial mortgage loans of $155 million for the year ended September 30, 1999 compared to $1.2 million in fees on placed commercial mortgage loans of $140 million in the year ended September 30, 1998. Origination of commercial mortgage loans and related placement fees for the year ended September 30, 1998 cover the period from March 1, 1998, the date of the acquisition of Bloomfield Acceptance and Bloomfield Servicing, through September 30, 1998.

     Gain on sale of loans represents the difference between the proceeds from sale and the allocated carrying cost of the loans sold. The gain is also net of required reserves for the potential refund of any premium for loans that are prepaid in the first twelve months after the date of sale on loans sold with recourse. For the year ended September 30, 1999 the gain on sale of loans also includes a recovery of $2.4 million related to the valuation of the loan portfolio and related hedge positions. In the year ended September 30, 1999 the Company sold approximately $20.4 million of manufactured home loans and securitized and sold approximately $80.3 million of commercial mortgage loans resulting in gains of $4.4 million as compared to sales of $11.6 million of manufactured home loans resulting in gains of $0.7 million for the comparable period in 1998.

     Provision for credit losses is recorded in amounts sufficient to maintain an allowance at a level considered adequate to cover losses from liquidating manufactured home loans and loans sold with recourse. Provision for credit losses increased approximately 344% to $653,000 in the year ended September 30, 1999 compared to $147,000 in the year ended September 30, 1998. The large increase was primarily related to a 184% increase in outstanding principal balance of manufactured home loans which was $64.5 million at September 30, 1999 as compared to $22.7 million at September 30, 1998. The provision increase was also affected by the increase in nonperforming manufactured home loans which were 2.59% of the manufactured home loan outstanding principal balance at September 30, 1999 versus .85% of the outstanding principal balance at September 30 1998.

     General and administrative and other operating expenses totaled approximately $7.6 million in the year ended September 30, 1999. This was an increase of $5.1 million or 204% over general and administrative expenses in the year ended September 30, 1998 of $2.5 million. The largest part of the increase was directly related to personnel costs. The Company increased its number of full time employees to 90 at September 30, 1999 resulting in personnel costs of $3.9 million for the year, or an increase of 179%. This is compared to 25 full time employees with personnel costs of $1.4 million for the year ended September 30, 1998. These increases reflect the costs of the Company expanding its manufactured home lending operations to communities outside those owned and operated by Sun and the expansion of its commercial mortgage lending business through the acquisition of Hartger and Willard in the third quarter of 1999. The increase in personnel resulted in an increase in occupancy and office expenses to $817,000 for the year ended September 30, 1999 or 233% increase over the comparable period in 1998 of $245,000.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is the measurement of the Company's ability to have adequate cash or access to cash at all times in order to meet financial obligations when due as well as to fund corporate expansion or other activities. The Company expects to meet its liquidity requirements through a combination of working capital provided by operating activities, draws on its revolving lines of credit, advances under its master repurchase agreement, whole loan sales and periodic securitizations of its loan portfolio. The Company may also issue additional shares of capital stock when it believes existing shareholders are likely to benefit from such offerings.

     During the year ended December 31, 2000 total borrowings decreased to $113.6 million from $124.8 million at December 31, 1999. The decrease in total borrowings resulted primarily from the sale of approximately $130.2 million of the Company's manufactured home loan portfolio and approximately $94.2 million of its commercial mortgage loan portfolio. The loan sales and securitizations resulted in proceeds to the Company of approximately $223.0 million which were used to pay down Bingham's existing lines of credit. This compares to sales of approximately $20.4 million of manufactured home loans and $91.6 million of commercial mortgage loans in the year ended September 30, 1999. The increased liquidity provided by the sale of portions of the Company's loan portfolio was offset by a $96.1 million increase in the origination of manufactured home loans to $161.2 million for the year ended December 31, 2000 compared to $65.1 million for the year ended September 30, 1999. The liquidity resulting from the loan sales was also offset by the approximately $2.3 million in borrowings used for costs related to the restructuring of Dynex Financial and approximately $2.1 million in costs related to the proposed merger with Franklin Bank.

     Through its operating subsidiary, Sun Communities Operating Limited Partnership, Sun currently provides financing to the Company through three separate facilities: a $4.0 million subordinated term loan, bearing interest at the rate of 9.75% per annum (the "Term Loan"); a $10.0 million subordinated demand line of credit, bearing interest at a rate of LIBOR plus a spread (the '$10 Million Line"); and a $50.0 million subordinated demand line of credit, bearing interest at a rate of LIBOR plus a spread (the "$50 Million Line" and, together with the Term Loan and $10 Million Line, the "Subordinated Debt Facilities"). The Term Loan matures on September 30, 2004. The Term Loan may be paid in full or in part without premium or penalty subject to approval of the Company's non-employee directors.

     The entire unpaid principal balance of each of the $10 Million Line and the $50 Million Line, together with all accrued and unpaid interest, will be due and payable in full within ten days after the date of demand. The Sun operating partnership in its sole discretion may refuse to make advances under the $50 Million Line. As of December 31, 2000 there was $4.0 million outstanding under the Term Loan, no borrowings under the $10 Million Line, and $35.8 million outstanding under the $50 Million Line.

     Bingham has granted the Sun operating partnership a security interest in substantially all of its assets to secure its obligations under the Subordinated Debt Facilities, which is subordinate to the security interest held by Lehman Commercial Paper Inc. discussed below.

     In March 2000, Bingham and Dynex Financial entered into a revolving credit facility with Michigan National Bank. Under this facility, Bingham and Dynex Financial may borrow up to $10.0 million. Interest at a rate of LIBOR plus a spread is payable on the outstanding balance. The outstanding principal balance on this credit facility as of December 31, 2000 was approximately $6.8 million. To secure the loan from Michigan National Bank, Dynex Financial and Bingham have granted Michigan National Bank a security interest in their rights under three servicing agreements under which Dynex Financial services manufactured home loans.

     In April 2000, Bloomfield Acceptance and Bloomfield Servicing entered into a warehousing credit agreement with Residential Funding Corporation. Under the credit agreement, Bloomfield Acceptance and Bloomfield Servicing may borrow up to $25.0 million to fund the acquisition and origination of FNMA loans, FHLMC loans, bridge mortgage loans and similar mortgage loans. Interest at an annual rate of up to LIBOR plus a spread is payable on the outstanding balance of advances made under the agreement. As of December 31, 2000, Bloomfield Acceptance and Bloomfield Servicing had no outstanding borrowings under this agreement.

     Bingham's subsidiaries have sold a significant number of commercial real estate and manufactured home loan contracts to unrelated financial institutions. The subsidiaries may sell these contracts with or without retaining servicing, in some cases with full or limited recourse to the Company or its subsidiaries in the event of a default by the borrower.

     In March 2000, Dynex Financial and Bloomfield Acceptance entered into an amended and restated master repurchase arrangement with Lehman Commercial Paper Inc. Under this agreement, Dynex Financial and Bloomfield Acceptance transfer loans from time to time to Lehman against the transfer of funds from Lehman. Bingham guaranteed the obligations of Dynex Financial and Bloomfield Acceptance under this agreement and granted Lehman a security interest in substantially all of its assets as security for the guaranty. Under the repurchase arrangement, commercial mortgage loans may be financed on the facility for up to nine months and manufactured home loans may be financed on the facility for up to six months. Loans that remain financed on the facility longer than these time frames are required to be repurchased by Bingham. Bingham periodically removes the loans from the repurchase facility with proceeds from either whole loan sales or securitizations. As of December 31, 2000, the aggregate amount advanced by Lehman under the repurchase agreement was approximately $67.2 million.

     In November 2000 the repurchase agreement with Lehman expired. A temporary agreement was negotiated extending the facility through February 28, 2001 and reducing the available borrowing limit to $95.0 million. Currently, the Company is still financing loans with Lehman with the expectation that a replacement agreement can be negotiated and executed.

     The majority of Bingham's loan portfolio at December 31, 2000 was financed by advances under its master repurchase agreement with Lehman. As of March 27, 2001 Bingham completed the securitization of approximately $140.0 million of its manufactured home loan portfolio, which proceeds were used to repay amounts owing on the master repurchase agreement and the $50 Million Line with Sun. The impact of the securitization on Bingham's finances and results of operations will be included in Bingham's Quarterly Report on Form 10-Q for the quarter ending March 31, 2001.

     Bingham's future liquidity and capital requirements depend on numerous factors, many of which are outside of its control. Bingham currently anticipates that it will have sufficient working capital to meet its anticipated needs for the next twelve months through a combination of funds from operations, including loan sales and securitizations, proceeds from its existing credit facilities and a renewed repurchase facility with Lehman or replacement repurchase facility with a different lender and proceeds from the sale of assets or debt or equity securities. Bingham expects to meet its long-term capital requirements through a merger or joint venture with another entity or through the sale of debt or equity securities. See "Factors That May Affect Our Future Results -- We may not have sufficient working capital to meet our anticipated needs."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                                                     MATURITY
                                         ----------------------------------------------------------------
                                          0 TO 3       4 TO 12        1 TO 5        OVER 5
                                          MONTHS        MONTHS        YEARS         YEARS         TOTAL
                                          ------       -------        ------        ------        -----
                                                                  (IN THOUSANDS)
               ASSETS
Cash and equivalents.................    $  3,521      $     --      $     --      $     --      $  3,521
Restricted cash......................       1,628            --            --            --         1,628
Loans receivable.....................       3,629         7,412        42,834        44,758        98,633
Servicing rights.....................         327           980         5,225         2,611         9,143
Servicing advances...................       7,266         1,837            --            --         9,103
Furniture, fixtures and equipment,
  net................................         213           638         1,703            --         2,554
Deferred federal income taxes........          --           680         7,766            --         8,446
Loan sale proceeds receivable........         236           707         3,773         1,887         6,603
Other assets.........................       4,138         1,459         1,508         1,145         8,250
                                         --------      --------      --------      --------      --------
  Total assets.......................    $ 20,958      $ 13,713      $ 62,809      $ 50,401      $147,881
                                         ========      ========      ========      ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued
  expenses...........................    $  9,825      $  3,967      $    260      $     59      $ 14,111
Recourse liability...................         333           998         5,321         2,661         9,313
Advances under repurchase
  agreements.........................      67,256            --            --            --        67,256
Subordinated debt, net of debt
  discount of $366...................         (19)          (58)        3,741            --         3,664
Notes payable........................      42,697            --            --            --        42,697
                                         --------      --------      --------      --------      --------
  Total liabilities..................     120,092         4,907         9,322         2,720       137,041
Preferred stock, no par value,
  10,000,000 shares authorized; no
  shares issued and outstanding......          --            --            --            --            --
Common stock, no par value,
  10,000,000 shares authorized;
  2,639,681 shares issued and
  outstanding........................          --            --            --        27,488        27,488
Paid-in capital......................          --            --            --           727           727
Accumulated other comprehensive
  income (loss)......................          --            --            --           116           116
Unearned stock compensation..........          --            --            --        (1,142)       (1,142)
Retained earnings (deficit)..........          --            --            --       (16,349)      (16,349)
                                         --------      --------      --------      --------      --------
  Total stockholders' equity
     (deficiency)....................          --            --            --        10,840        10,840
                                         --------      --------      --------      --------      --------
  Total liabilities and stockholders'
     equity (deficiency).............    $120,092      $  4,907      $  9,322      $ 13,560      $147,881
                                         ========      ========      ========      ========      ========

Reprice difference...................    $(99,134)     $  8,806      $ 53,487      $ 36,841
Cumulative gap.......................    $(99,134)     $(90,328)     $(36,841)           --
Percent of total assets..............      (66.16)%      (60.20)%      (24.91)%

     Management believes the negative effect of a rise in interest rates is reduced by the anticipated short duration of the Company's loans receivable. Management intends that its loans receivable will be securitized or sold prior to the end of fiscal 2001. Proceeds from securitizations or sales would be used to pay down corresponding debt. If the Company were unable to securitize or sell loans it would be necessary to renegotiate its funding sources described in Note G to the Consolidated Financial Statements or find alternative funding sources.

     The Company may manage interest rate risk through the use of forward sales of U.S. Treasury securities, Treasury security rate locks and forward interest rate swaps to hedge a portion of the fixed rate loans in the commercial and manufactured home loan portfolio. The Company may use these instruments in an attempt to reduce risk by essentially creating offsetting market exposures. As of December 31, 2000 the Company's hedging instruments consisted entirely of interest rate swaps as described in Note N to the Consolidated Financial Statements.

     A forward interest rate swap is an obligation to enter into a swap or cash settlement on a future date for the difference between the market rate on that date and an agreed upon swap rate. This transaction is similar to a Treasury rate lock in that it allows you to lock in a rate starting in the future. The difference is that you will be locking in a future swap rate, not a forward treasury yield. A forward interest rate swap allows the positive or negative effect of a change in the value of the underlying loans to be offset by the positive or negative payment on the settlement of the hedging transaction. If interest rates rise the value of the loan portfolio will have decreased but the decrease will be offset by an increase in the value of the hedge equal to approximately the present value of the decrease in value of the hedged loan portfolio. If interest rates are declining the reverse would hold true, The value of the loan portfolio will increase and be offset by a decrease in the value of the swap approximately equal to the present value of the hedged loan portfolio increase.

     The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at December 31, 2000.

                                                           CONTRACTUAL MATURITY
                                 -------------------------------------------------------------------------
                                                                                                  TOTAL
                                   2001      2002      2003      2004      2005    THEREAFTER   FAIR VALUE
                                   ----      ----      ----      ----      ----    ----------   ----------
                                                          (DOLLARS IN THOUSANDS)
Interest sensitive assets:
  Loans receivable.............  $ 10,689   $12,502   $12,386   $11,648   $9,719    $48,470      $105,416
  Average interest rate........     11.59%    11.59%    11.59%    11.59%   11.59%     11.59%        11.59%
  Interest bearing deposits....     6,713        --        --        --       --         --         6,713
  Average interest rates.......      5.69%       --        --        --       --         --          5.69%
                                 --------   -------   -------   -------   ------    -------      --------
       Total interest sensitive
          assets...............  $ 17,402   $12,502   $12,386   $11,648   $9,719    $48,470      $112,129
                                 ========   =======   =======   =======   ======    =======      ========
Interest sensitive liabilities:
  Borrowings:
     Advances under repurchase
       agreements..............  $ 67,256   $    --   $    --   $    --   $   --    $    --      $ 67,256
     Average interest rate.....      8.47%       --        --        --       --         --          8.47%
     Subordinated debt.........        --        --        --     3,664       --         --         3,664
     Average interest rate.....        --        --        --     11.68%      --         --         11.68%
     Note payable..............    42,697        --        --        --       --         --        42,697
     Average interest rate.....      9.10%       --        --        --       --         --          9.15%
                                 --------   -------   -------   -------   ------    -------      --------
       Total interest sensitive
          liabilities..........  $109,953   $    --   $    --   $ 3,664   $   --    $    --      $113,617
                                 ========   =======   =======   =======   ======    =======      ========

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   FINANCIAL STATEMENTS FURNISHED PURSUANT TO
                         THE REQUIREMENTS OF FORM 10-K
                                      AND
                       REPORTS OF INDEPENDENT ACCOUNTANTS
       FOR THE YEAR AND PERIOD ENDED DECEMBER 31, 2000 AND 1999, AND THE
                    YEARS ENDED SEPTEMBER 30, 1999 AND 1998

                     BINGHAM FINANCIAL SERVICES CORPORATION
                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Reports of Independent Accountants..........................     28
Financial Statements:
  Consolidated Balance Sheets -- December 31, 2000, December
     31, 1999 and September 30, 1999........................     30
  Consolidated Statements of Operations for the year and
     period ended December 31, 2000 and 1999, and the years
     ended September 30, 1999 and 1998......................     31
  Consolidated Statements of Changes in Stockholders' Equity
     for the year and period ended December 31, 2000 and
     1999 and the years ended September 30, 1999 and 1998...     32
  Consolidated Statements of Cashflows for the year and
     period ended December 31, 2000 and 1999 and the years
     ended September 30, 1999 and 1998......................     33
  Notes to Consolidated Financial Statements................     34

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Bingham Financial Services Corporation

     In our opinion, the accompanying consolidated statements of operations, changes in stockholders' equity and of cash flows present fairly, in all material respects, the Bingham Financial Services Corporation and subsidiaries results of operations and cash flows for the year ended September 30, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                                          PricewaterhouseCoopers LLP
Detroit, Michigan
December 18, 1998

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Bingham Financial Services Corporation

     We have audited the accompanying consolidated balance sheets of Bingham Financial Services Corporation as of December 31, 2000, December 31, 1999 and September 30, 1999 and the related consolidated statements of changes in stockholders' equity, income and cash flows for the periods then ended. These consolidated financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bingham Financial Services Corporation as of December 31, 2000, December 31, 1999 and September 30, 1999 and the consolidated results of their operations and their cash flows for the periods then ended, in conformity with generally accepted accounting principles.

March 28, 2001
Auburn Hills, MI

                                          /s/ PLANTE & MORAN, LLP

                     BINGHAM FINANCIAL SERVICES CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT FOR SHARES)

                                                                    DECEMBER 31,
                                                                    ------------        SEPTEMBER 30,
                                                                  2000        1999          1999
                                                                  ----        ----      -------------
ASSETS
Cash and equivalents........................................    $  3,521    $     --      $    730
Restricted cash.............................................       1,628          --            --
Loans receivable............................................      98,633     140,881       118,092
Servicing rights............................................       9,143       9,736         2,120
Servicing advances..........................................       9,103          --            --
Furniture, fixtures and equipment, net......................       2,554       3,029         1,100
Deferred federal income taxes...............................       8,446          72           (12)
Loan sale proceeds receivable...............................       6,603          --            --
Other assets................................................       8,250       9,155         6,443
                                                                --------    --------      --------
     Total assets...........................................    $147,881    $162,873      $128,473
                                                                ========    ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued expenses.....................    $ 14,111    $ 11,434      $  1,131
  Recourse liability........................................       9,313         376            --
  Advances under repurchase agreements......................      67,256      80,469        69,026
  Subordinated debt, net of debt discount of $336, $414 and
     $433, respectively.....................................       3,664       3,586         3,567
  Notes payable.............................................      42,697      40,747        28,477
                                                                --------    --------      --------
     Total liabilities......................................     137,041     136,612       102,201
                                                                --------    --------      --------
  Minority Interest.........................................          --         122           204
                                                                --------    --------      --------
Stockholders' equity
  Preferred stock, no par value, 10,000,000 shares
     authorized; no shares issued and outstanding...........          --          --            --
  Common Stock, no par value, 10,000,000 shares authorized;
     2,631,681, 2,539,716 and 2,528,473 shares issued and
     outstanding at December 31, 2000 and 1999 and September
     30, 1999, respectively.................................      27,488      26,799        26,696
  Paid-in capital...........................................         727         641           619
  Accumulated other comprehensive income (loss).............         115        (106)         (304)
  Unearned stock compensation...............................      (1,142)     (1,102)       (1,035)
  Retained earnings (deficit)...............................     (16,348)        (93)           92
                                                                --------    --------      --------
     Total stockholders' equity.............................      10,840      26,139        26,068
                                                                --------    --------      --------
     Total liabilities and stockholders' equity.............    $147,881    $162,873      $128,473
                                                                ========    ========      ========

   The accompanying notes are an integral part of these financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT FOR SHARES)

                                                                  THREE MONTHS
                                                    YEAR ENDED       ENDED        YEAR ENDED SEPTEMBER 30,
                                                   DECEMBER 31,   DECEMBER 31,    ------------------------
                                                       2000           1999           1999          1998
                                                   ------------   ------------       ----          ----
REVENUES
  Interest income on loans......................    $  14,593      $   4,069      $   9,477     $   3,296
  Mortgage origination and servicing fees.......       10,800          1,319          2,069         1,361
  Gain on sale of loans.........................           27          1,603          4,399           738
  Sale of mortgage servicing rights.............           --             --             --           618
  Other income..................................           66             75            332           128
                                                    ---------      ---------      ---------     ---------
       Total revenues...........................       25,486          7,066         16,277         6,141
                                                    ---------      ---------      ---------     ---------
COSTS AND EXPENSES
  Interest expense..............................       14,202          2,832          6,856         1,933
  Provision for credit losses...................        7,671            362            653           147
  General and administrative....................       23,353          2,352          5,215         1,250
  Provision for unrealized hedge loss...........           --             --             --         2,400
  Unrealized loss on interest rate swap.........        1,300             --             --            --
  Acquisition costs.............................        2,071             --             --            --
  Other operating expenses......................        1,518            944          2,336         1,204
                                                    ---------      ---------      ---------     ---------
       Total costs and expenses.................       50,115          6,490         15,060         6,934
                                                    ---------      ---------      ---------     ---------
  Income (loss) before income tax expense
     (benefit)..................................      (24,629)           576          1,217          (793)
       Federal income tax expense (benefit).....       (8,374)           198            441          (219)
                                                    ---------      ---------      ---------     ---------
  Income (loss) before cumulative effect of
     change in accounting principle.............      (16,255)           378            776          (574)
  Cumulative effect of change in accounting
     principle, net of tax......................           --           (563)            --            --
                                                    ---------      ---------      ---------     ---------
  Net income (loss).............................    $ (16,255)     $    (185)     $     776     $    (574)
                                                    =========      =========      =========     =========
  Weighted average common shares outstanding....    2,625,765      2,539,716      1,966,288     1,261,031
                                                    =========      =========      =========     =========
  Weighted average common shares outstanding,
     diluted....................................    2,625,765      2,539,716      2,145,939     1,261,031
                                                    =========      =========      =========     =========
  Earnings (loss) per share before cumulative
     effect of change in accounting principle:
     Basic......................................    $   (6.19)     $    0.15      $    0.39     $   (0.46)
                                                    =========      =========      =========     =========
     Diluted....................................    $   (6.19)     $    0.15      $    0.36     $   (0.46)
                                                    =========      =========      =========     =========
  Cumulative effect of change in accounting
     principle:
     Basic......................................    $      --      $   (0.22)     $      --     $      --
                                                    =========      =========      =========     =========
     Diluted....................................    $      --      $   (0.22)     $      --     $      --
                                                    =========      =========      =========     =========
  Earnings (loss) per share:
     Basic......................................    $   (6.19)     $   (0.07)     $    0.39     $   (0.46)
                                                    =========      =========      =========     =========
     Diluted....................................    $   (6.19)     $   (0.07)     $    0.36     $   (0.46)
                                                    =========      =========      =========     =========

   The accompanying notes are an integral part of these financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT FOR SHARES)

                                                          ACCUMULATED
                                                             OTHER          UNEARNED      RETAINED         TOTAL
                                   COMMON     PAID-IN    COMPREHENSIVE       STOCK        EARNINGS     STOCKHOLDER'S
                                    STOCK     CAPITAL    INCOME (LOSS)    COMPENSATION    (DEFICIT)       EQUITY
                                   ------     -------    -------------    ------------    ---------    -------------
Balance, October 1, 1997.......         --        --            --               --           (110)          (110)
Issuance of 1,295,000 shares of
  common stock.................     11,583        --            --               --             --         11,583
Issuance of 281,818 shares of
  common stock in conjunction
  with acquisition.............      2,025      (119)           --               --             --          1,906
Issuance of 400,000 warrants
  with subordinated debt.......         --       577            --               --             --            577
Option amortization............         --        75            --               --             --             75
Net loss.......................         --        --            --               --           (574)          (574)
                                   -------     -----         -----          -------       --------       --------
Balance, September 30, 1998....    $13,608     $ 533         $  --          $    --       $   (684)      $ 13,457
Issuance of 867,001 shares
  common stock.................     11,968        --            --               --             --         11,968
Issuance of 84,658 stock
  awards.......................      1,120        --            --           (1,120)            --             --
Stock award amortization.......         --        --            --               85             --             85
Option amortization............         --        86            --               --             --             86
Net income.....................         --        --            --               --            776            776
Comprehensive income:
  Unrealized loss on securities
    available for sale, net of
    tax........................         --        --          (304)              --             --           (304)
                                                                                                         --------
    Total comprehensive
       income..................         --        --            --               --             --            472
                                   -------     -----         -----          -------       --------       --------
Balance, September 30, 1999....    $26,696     $ 619         $(304)         $(1,035)      $     92       $ 26,068
Issuance of 11,243 stock
  awards.......................        103        --            --             (103)            --             --
Stock award amortization.......                                                  36                            36
Option amortization............         --        22            --               --             --             22
Net loss.......................         --        --            --               --           (185)          (185)
Comprehensive income:
  Unrealized gain on securities
    available for sale, net of
    tax........................         --        --           198               --             --            198
                                                                                                         --------
    Total comprehensive
       income..................         --        --            --               --             --             13
                                   -------     -----         -----          -------       --------       --------
Balance, December 31, 1999.....    $26,799     $ 641         $(106)         $(1,102)      $    (93)      $ 26,139
Issuance of 44,138 stock
  awards.......................        336        --            --             (336)            --             --
Issuance of 66,005 shares of
  common stock for BAC
  earnout......................        503        --            --               --             --            503
Cancellation of 10,178 stock
  awards.......................       (150)       --            --              150             --             --
Stock award amortization.......         --        --            --              146             --            146
Option amortization............         --        86            --               --             --             86
Net loss.......................         --        --            --               --        (16,255)       (16,255)
Comprehensive income:
  Unrealized gain on securities
    available for sale, net of
    tax........................         --        --           221               --             --            221
                                                                                                         --------
    Total comprehensive loss...         --        --            --               --             --        (16,034)
                                   -------     -----         -----          -------       --------       --------
Balance, December 31, 2000.....    $27,488     $ 727         $ 115          $(1,142)      $(16,348)      $ 10,840
                                   =======     =====         =====          =======       ========       ========

   The accompanying notes are an integral part of these financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENT OF CASHFLOWS
                                 (IN THOUSANDS)

                                                                   THREE MONTHS         YEAR ENDED
                                                    YEAR ENDED        ENDED            SEPTEMBER 30,
                                                   DECEMBER 31,    DECEMBER 31     ---------------------
                                                       2000            1999          1999         1998
                                                   ------------    ------------      ----         ----
Cash flows from operating activities:
  Net income (loss)............................     $ (16,255)      $    (185)     $     776    $   (574)
  Adjustments to reconcile net income to net
     Cash provided by operating activities:
     Provision for unrealized hedge (gain)
       loss....................................            --              --         (2,400)      2,400
     Unrealized loss on interest rate swaps....         1,300              --             --          --
     Provision for credit losses...............         7,671             362            653         147
     Depreciation and amortization.............         3,600           1,637          1,135         516
     Provision for deferred taxes..............        (8,374)            (84)           914        (902)
     Originations of loans held for sale.......      (207,171)       (126,789)      (144,344)    (92,806)
     Principal collections on loans held for
       sale....................................        19,363           1,709          3,256       2,191
     Proceeds from sale of loans held for
       sale....................................       223,128         100,888        113,494      12,513
     Loss (gain) on sale of investment
       securities..............................            --              35             (3)        (13)
     Gain on sale of loans.....................           (27)         (1,603)        (1,999)       (738)
  Increase in other assets.....................       (13,374)         (3,366)        (6,234)     (1,484)
  Increase in other liabilities................         5,835           7,028          3,860         115
                                                    ---------       ---------      ---------    --------
       Net cash provided by (used in) operating
          activities...........................        15,696         (20,368)       (30,892)    (78,635)
                                                    ---------       ---------      ---------    --------
Cash flows from investing activities:
     Purchase of Hartger & Willard.............            --              --         (1,900)         --
     Purchase of Dynex Financial, Inc..........            --          (4,001)            --
     Purchase of investment securities.........            --              --         (1,529)         --
     Proceeds from the sale of investment
       securities..............................            --              24            369          71
     Capital expenditures......................          (911)            (98)          (485)        (27)
                                                    ---------       ---------      ---------    --------
       Net cash provided by (used in) investing
          activities...........................          (911)         (4,075)        (3,545)         44
                                                    ---------       ---------      ---------    --------
Cash flows from financing activities:
     Issuance of common stock..................            --              --         11,968      11,582
     Issuance of subordinated debt, including
       discount................................            --              --             --       4,000
     Advances under repurchase agreements......       154,041         102,876         98,990      56,892
     Repayment of advances under repurchase
       agreements..............................      (167,254)        (91,434)       (86,855)         --
     Advances on note payable..................       252,664         100,364        109,164      30,117
     Repayment of note payable.................      (250,715)        (88,093)      (100,079)    (22,021)
                                                    ---------       ---------      ---------    --------
       Net cash provided by (used in) financing
          activities...........................       (11,264)         23,713         33,188      80,570
                                                    ---------       ---------      ---------    --------
Net change in cash and cash equivalents........         3,521            (730)        (1,249)      1,979
Cash and cash equivalents, beginning of
  period.......................................            --             730          1,979          --
                                                    ---------       ---------      ---------    --------
Cash and cash equivalents, end of period.......     $   3,521       $      --      $     730    $  1,979
                                                    =========       =========      =========    ========
Supplemental disclosures of cash flow
  information:
  Interest paid................................     $  13,875       $   2,828      $   6,785    $  2,128
  Federal income taxes paid....................     $      --       $      --      $     420    $    290

   The accompanying notes are an integral part of these financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS: The Company's principal operations involve origination, underwriting, placement or sale, and servicing of commercial real estate and manufactured home loans.

     The Company's manufactured home loans are made through its subsidiary, Dynex Financial, Inc. ("Dynex Financial") primarily to finance the purchase of manufactured homes. These loans are generally conventionally amortizing loans that range in amount from $10,000 to $100,000 and have terms of seven to 30 years. The Company also provides warranty and disability insurance through one of its subsidiaries.

     The Company's commercial real estate mortgage loans are made through its subsidiary, Bloomfield Acceptance Company, L.L.C. ("Bloomfield Acceptance"). Manufactured home loan and commercial real estate loan servicing is performed by Dynex Financial and Bloomfield Servicing Company, L.L.C. ("Bloomfield Servicing"), a subsidiary, respectively.

     The Company generally sells, securitizes or places the manufactured home and commercial real estate mortgage loans it originates with institutional investors and retains the rights to service loans sold on behalf of those investors.

     PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

     REVENUE RECOGNITION: Interest and origination fee revenue from loans receivable is recognized using the interest method. Certain loan origination costs on loans receivable are deferred and amortized using the interest method over the term of the related loans as a reduction of interest income on loans. The accrual of interest on loans receivable is discontinued at the time a loan is determined to be impaired. Servicing fees are recognized when received.

     The Company periodically sells loans either as whole loans or through securitizations. Estimated gains or losses from such sales or securitizations are recognized in the period in which the sale or securitization occurs. In determining the gain or loss on each qualifying sale of loans receivable, the Company's investment in each sold loan receivable pool is allocated between the portion sold and any retained interests based on their relative fair values at the date of sale. The retained interests include interest-only strips, restricted cash held by securitization trusts, recourse liabilities and servicing rights.

     CHANGE IN FISCAL YEAR END: On February 4, 2000 the Company changed its fiscal year end from a twelve month period ending September 30 to a twelve month period ending December 31. The consolidated statements of operations and cash flows are presented for the year ended December 31, 2000, the three months ended December 31, 1999, and the years ended September 30, 1999 and September 30, 1998.

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, including significant estimates regarding allowances for loan losses, recourse liabilities and deferred tax asset realization. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS: Cash and cash equivalents represent short-term highly liquid investments with original maturities of three months or less and include cash and interest bearing deposits at banks. The Company has restricted cash related to loans serviced for others which is held in trust for subsequent payment to the owners of those loans.

     LOANS RECEIVABLE: Loans receivable consist of commercial real estate loans, manufactured home loans and floor plan loans. The commercial loans primarily consist of fixed rate loans collateralized by mortgages on

                     BINGHAM FINANCIAL SERVICES CORPORATION
commercial property. Manufactured home loans are primarily conventional fixed rate loans under contracts collateralized by the borrowers' manufactured homes. All loans receivable are held for sale and are carried at the lower of aggregate cost or fair value. Loans receivable include accrued interest and are presented net of deferred loan origination costs and an allowance for estimated loan losses.

     DERIVATIVE FINANCIAL INSTRUMENTS: The Company periodically uses derivative instruments, including forward sales of U.S. Treasury securities, U.S. Treasury rate locks and forward interest rate swaps to hedge interest rate risk related to its loans receivable and anticipated sales or securitizations. Deferral (hedge) accounting is applied if a derivative financial instrument reduces the risk of the underlying hedged item, is designated at inception as a hedge and is expected to be effective as a hedge. Hedges are measured for effectiveness both at inception and on an ongoing basis, and hedge accounting is terminated if a derivative instrument ceases to be effective as a hedge or its designation as a hedge is terminated. In the event of termination of a hedge, any gains or losses during the period a derivative instrument qualified as a hedge are recognized as a component of the hedged item and subsequent gains or losses are recognized in earnings. Derivative financial instruments that do not qualify for hedge accounting are carried at fair value and changes in fair value are recognized currently in earnings.

     Effective January 1, 2001 the Company will be required to adopt the provisions of Statement of Financial Accounting No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Under SFAS 133, all derivative instruments will be recorded on the balance sheet at fair value and changes in fair value will be recorded in current earnings or other comprehensive income, depending on whether a derivative instrument qualifies for hedge accounting and, if so, whether the hedge transaction represents a fair value or cash flow hedge. The Company is currently evaluating the impact of SFAS 133: at present the Company does not believe it will have a material effect on the consolidated financial position or results of operations.

     ALLOWANCE FOR LOAN LOSSES: The Company maintains an allowance for loan losses at a level believed adequate by management to absorb potential losses on loans receivable. The allowance for loan losses is determined based on an analysis of the loans receivable portfolio and its aging, current economic conditions and trends, historical credit loss experience, collateral value and borrowers' ability to pay.

     SERVICING RIGHTS: The Company accounts for loan servicing rights related to originated and sold loans by recognizing a separate servicing asset or liability. These servicing assets or liabilities are determined by allocating the carrying amount of the loans sold between the loan and the servicing rights based on the relative fair values of each at the date of sale. The fair value of the servicing rights is based on discounted cash flows incorporating estimated servicing fees and costs as well as ancillary servicing revenue and projected prepayment rates. The Company capitalized $1.5 million, $7.6 million and $2.0 million, respectively of loan servicing rights for the periods ended December 31, 2000, December 31, 1999 and September 30, 1999.

     The carrying amount of loan servicing rights is assessed for impairment each quarter by comparison to fair value and a valuation allowance is established in the event the carrying amount exceeds the fair value. Fair value is estimated based on the present value of expected future cash flows and periodically by independent appraisal. There was no valuation allowance recognized at December 31, 2000. The estimated fair value of loan servicing rights was approximately $16.5 million at December 31, 2000.

     INTEREST ON LOANS: Interest on loans is credited to income when earned. An allowance for interest on loans is provided when a loan becomes more than 90 days past due as the collection of these loans is considered doubtful.

     LOAN FEES: Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the yields using a level-yield method.

                     BINGHAM FINANCIAL SERVICES CORPORATION

     REPOSSESSED HOMES: Manufactured homes acquired through foreclosure or similar proceedings are recorded at the lesser of the related loan balance plus any operating expenses of such homes or the estimated fair value of the home.

     OTHER ASSETS: Other assets is comprised of prepaid expenses, deferred financing costs, goodwill and other miscellaneous receivables. Prepaid expenses are amortized over the expected service period. Deferred financing costs are capitalized and amortized over the life of the corresponding line of credit.

     LOAN SALE PROCEEDS RECEIVABLE: The loan sale proceeds receivable relates to the sale of approximately $114.4 million principal balance of manufactured home loans. The loans were sold with recourse and with a deferred proceeds component equal to 1.5% of the outstanding principal balance at the time of sale. Bingham receives on a monthly basis .125% (an annual rate of 1.5% divided by 12) of the outstanding principal balance of eligible loans (loans on which a payment was received from the obligor during the month). The deferred loan sale proceeds receivable is assessed for impairment on a periodic basis based on the fair value of the receivable calculated on a discounted basis.

     LOANS SOLD UNDER AGREEMENTS TO REPURCHASE: The Company enters into sales of loans under agreements to repurchase the loans. The agreements are short-term and are accounted for as secured borrowings. The obligations to repurchase the loans sold are reflected as a liability, and the loans that collateralize the agreements are reflected as assets in the balance sheet.

     DEPRECIATION: Provisions for depreciation are computed using the straight-line method over the estimated useful lives of office properties and equipment, as follows: leasehold improvements -- life of the lease; furniture and fixtures -- seven years; capitalized software -- five years;
computers -- five years.

     INCOME TAXES: The Company uses the liability method in accounting for income taxes. Deferred tax assets or liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying amounts in the consolidated financial statements and net operating loss carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates.

     GOODWILL: Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 25 years.

     PER SHARE DATA: Basic earnings per share are computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding. At December 31, 2000 there were approximately 900,000 potential shares of common stock from stock options and warrants outstanding. Had these stock options and warrants been exercised they would have had an anti-dilutive effect on the net loss. The effect of the anti-dilutive shares is not included in the earnings (loss) per share calculation.

                     BINGHAM FINANCIAL SERVICES CORPORATION

     The following table presents a reconciliation of the numerator (income applicable to common shareholders) and denominator (weighted average common shares outstanding) for the basic loss per share calculation:

                                                                                          THREE MONTHS
                                                                    YEAR ENDED                ENDED
                                                                   DECEMBER 31,           DECEMBER 31,
                                                                -------------------    -------------------
                                                                       2000                   1999
                                                                -------------------    -------------------
                                                                          EARNINGS               EARNINGS
                                                                           (LOSS)                 (LOSS)
                                                                SHARES    PER SHARE    SHARES    PER SHARE
                                                                ------    ---------    ------    ---------
                                                                (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
Basic earnings (loss) per share before
  Cumulative effect of change in accounting principle.......    2,626      $(6.19)     2,540      $ 0.15
  Cumulative effect of change in accounting principle.......       --          --         --      $(0.22)
Net dilutive effect of:
  Options...................................................       --          --         --          --
  Warrants..................................................       --          --         --          --
                                                                -----      ------      -----      ------
Diluted loss per share......................................    2,626      $(6.19)     2,540      $(0.07)
                                                                =====      ======      =====      ======

                                                                         YEAR ENDED SEPTEMBER 30,
                                                                ------------------------------------------
                                                                       1999                   1998
                                                                -------------------    -------------------
                                                                                                 EARNINGS
                                                                          EARNINGS                (LOSS)
                                                                SHARES    PER SHARE    SHARES    PER SHARE
                                                                ------    ---------    ------    ---------
                                                                (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
Basic earnings (loss) per share.............................    1,966      $ 0.39      1,261      $(0.46)
Net dilutive effect of:
  Options...................................................       22          --         --          --
  Warrants..................................................      158       (0.03)        --          --
                                                                -----      ------      -----      ------
Diluted earnings (loss) per share...........................    2,146      $ 0.36      1,261      $(0.46)
                                                                =====      ======      =====      ======

     SECURITIES: Marketable securities owned as of December 31, 2000 are classified as available for sale. Securities classified as available for sale are carried at market value with a corresponding market value adjustment carried as a separate component of the equity section of the balance sheet on a net of tax basis. Securities consisted of a single equity security with a carrying amount of $1.7 million, which is included in other assets. The adjusted cost of the securities would be used to compute realized gains or losses if the securities are sold.

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE: In April 1998 the Financial Accounting Standards Board issued Statement of Position Number 98-5 (SOP 98-5) "Reporting on the Cost of Start-Up Activities". This statement, which is required to be adopted for fiscal years beginning after December 15, 1998 establishes guidance for the accounting of start-up activities. It states that the cost of start-up activities, including organizational costs, should be expensed as incurred. The Company had deferred organizational costs related to the formation of its manufactured home lending subsidiary and the filing of its application to become a unitary thrift holding company and for the formation of a federally chartered savings bank. In the period ended December 31, 1999 the Company expensed approximately $563,000 net of federal income tax benefit of previously capitalized organization costs.

B. ACQUISITIONS

     In March 1998 the Company acquired 100% of the outstanding ownership interest of Bloomfield Acceptance and Bloomfield Servicing for 281,818 shares of the Company's common stock valued at

                     BINGHAM FINANCIAL SERVICES CORPORATION
approximately $2.1 million. Bloomfield is engaged in the business of the origination of mortgages and real estate lending. Loans originated by Bloomfield Acceptance primarily consist of fixed rate loans secured by mortgages on commercial property. Bloomfield Servicing was formed to service the loans originated by Bloomfield Acceptance and other investors.

     In addition to the shares of common stock issued to the former owners of Bloomfield Acceptance and Bloomfield Servicing, additional consideration of $500,000, in the form of the Company's common stock, was paid to the owners in March, 2000 based on the performance of the merged entities after a two year period following the date of merger.

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

     In connection with the acquisition of Hartger & Willard the Company loaned $1.5 million to DMRFS pursuant to a Promissory Note dated July 31, 1999. The loan was guaranteed by DMR and secured by the pledge of the 66,667 shares of Bingham common stock DMRFS received in the acquisition. The Company is seeking to foreclose on the pledged shares in full payment of the principal amount of the loan. The effect of this transaction is that the Company has acquired the Hartger & Willard shares for $1.5 million in cash.

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

     In conjunction with the acquisition in July, 1999, liabilities assumed and other non-cash consideration was as follows (in thousands, unaudited):

Fair value of assets acquired...............................    $ 1,642
Goodwill....................................................        262
Cash paid in consideration and expenses of company
  acquired..................................................     (1,900)
                                                                -------
Liabilities assumed.........................................    $     4
                                                                =======

                     BINGHAM FINANCIAL SERVICES CORPORATION

     The following table summarizes pro forma unaudited results of operations as if the acquisition completed during 1999 had occurred at the beginning of each year presented:

                                                                    SEPTEMBER 30,
                                                                ----------------------
                                                                 1999            1998
                                                                 ----            ----
                                                                (IN THOUSANDS, EXCEPT
                                                                 EARNINGS PER SHARE)
Revenues....................................................    $16,933         $5,674
Income (loss) before income taxes...........................      1,158           (521)
Net income (loss)...........................................        733           (400)
Basic earnings (loss) per share.............................    $  0.37         $(0.32)
Diluted earnings (loss) per share...........................       0.34          (0.32)

     In December 1999, the Company completed the acquisition of Dynex Financial from Dynex Holding, Inc., a subsidiary of Dynex Capital, Inc. ("DCI"). The Company acquired certain manufactured home loans from Dynex Financial, all of the issued and outstanding stock of Dynex Financial and all of the rights to DCI's manufactured home lending business for approximately $4.0 million in cash funded by borrowings on the Company's demand lines of credit. Dynex Financial specializes in lending to buyers of manufactured homes and has corporate and regional offices in four states. In addition Dynex Financial provides servicing for manufactured home and land/home loans.

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

     In connection with the Dynex Financial acquisition, Bingham recognized accrued liabilities of $5.0 million related to its plans to close certain of Dynex Financial's regional and district offices and terminate or relocate certain of its employees. As of December 31, 2000, Bingham had revised its estimate of the costs to implement its plan and as a result has made an adjustment to the purchase price allocation. The change in estimate has resulted in an increase of $2.3 million in the excess of fair value over the assets acquired. Bingham has recognized this increase as an adjustment to the amount previously allocated to purchased loan servicing rights.

     For the year ended December 31, 2000, there were approximately $2.5 million of costs paid related to the accrued acquisition liabilities. Such costs consisted of $1.4 million for severance payments and personnel costs and $1.1 in costs connected with closed locations incurred subsequent to the cessation of operations.

                     BINGHAM FINANCIAL SERVICES CORPORATION

     The following table summarizes pro forma unaudited results of operations for the Dynex Financial acquisition as if it had occurred at the beginning of each period presented:

                                                             THREE MONTHS              YEAR ENDED
                                                                 ENDED                SEPTEMBER 30,
                                                             DECEMBER 31,        -----------------------
                                                                 1999              1999           1998
                                                             ------------          ----           ----
                                                              (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
Revenues.................................................       $ 9,114          $36,047        $38,119
Income (loss) before cumulative effect of change in
  accounting principle...................................        (2,141)           1,236          1,857
Cumulative effect of change in accounting principle, net
  of tax.................................................          (563)              --             --
Net income (loss)........................................        (2,704)           1,236          1,857
Basic earnings (loss) per share..........................       $ (1.06)         $  0.63        $  1.47
Diluted earnings (loss) per share........................         (1.06)            0.58           1.47

     In the year ended December 31, 2000 the Company attempted a merger with Franklin Bank which was unsuccessful. Costs incurred totaled $2.1 million all of which were charged to operations in the fourth quarter of 2000 when the merger attempt was terminated.

C. LOANS RECEIVABLE

     The carrying amounts and fair value of loans receivable consisted of the following:

                                                                   DECEMBER 31,
                                                                -------------------    SEPTEMBER 30,
                                                                 2000        1999          1999
                                                                 ----        ----      -------------
                                                                           (IN THOUSANDS)
Manufactured home loans.....................................    $95,234    $ 75,321      $ 64,501
Commercial loans............................................      3,547      65,465        52,904
Floor plan loans............................................      1,731          --            --
Accrued interest receivable.................................        794         940           740
Deferred fees...............................................       (869)       (571)          205
Deferred hedge loss.........................................        364          --            --
Allowance for loan loss.....................................     (2,168)       (274)         (258)
                                                                -------    --------      --------
                                                                $98,633    $140,881      $118,092
                                                                =======    ========      ========

                     BINGHAM FINANCIAL SERVICES CORPORATION

     The following table sets forth the average loan balance, weighted average loan yield and weighted average initial term:

                                                                            MANUFACTURED HOME
                                                                -----------------------------------------
                                                                     DECEMBER 31,
                                                                ----------------------      SEPTEMBER 30,
                                                                  2000          1999            1999
                                                                  ----          ----        -------------
                                                                         (DOLLARS IN THOUSANDS)
Principal balance loans receivable, net.....................    $ 95,234      $ 75,321        $ 64,501
Number of loans receivable..................................       2,304         1,907           2,190
Average loan balance........................................    $     41      $     38        $     29
Weighted average loan yield.................................       11.75%        10.90%          11.33%
Weighted average initial term...............................    26 years      25 years        22 years

                                                                          COMMERCIAL MORTGAGE
                                                                ---------------------------------------
                                                                     DECEMBER 31,
                                                                ----------------------    SEPTEMBER 30,
                                                                  2000         1999           1999
                                                                  ----         ----       -------------
                                                                        (DOLLARS IN THOUSANDS)
Principal balance loans receivable, net.....................    $   3,547    $  65,930      $  53,157
Number of loans receivable..................................            2           27             20
Average loan balance........................................    $   1,773    $   2,442      $   2,645
Weighted average loan yield.................................          8.7%         9.8%           8.5%
Weighted average initial term...............................    6.9 years    6.5 years      5.8 years

     The following table sets forth the concentration by state of the loan portfolio:

                                                                     MANUFACTURED HOME
                                              ----------------------------------------------------------------
                                                             DECEMBER 31,
                                              ------------------------------------------      SEPTEMBER 30,
                                                     2000                   1999                   1999
                                              -------------------    -------------------    ------------------
                                              PRINCIPAL      %       PRINCIPAL      %       PRINCIPAL      %
                                              ---------      -       ---------      -       ---------      -
                                                                   (DOLLARS IN THOUSANDS)
Michigan..................................      6,446        6.7%      6,569        8.7%     25,102      38.9%
Indiana...................................      1,892        2.0%      3,819        5.1%     10,128      15.7%
Texas.....................................     23,338       24.5%     14,760       19.6%      5,516       8.6%
Florida...................................      4,013        4.2%      4,176        5.5%      6,142       9.5%
Georgia...................................      7,587        8.0%      4,864        6.5%      1,637       2.5%
North Carolina............................      6,280        6.6%      7,886       10.5%      1,084       1.7%
Other.....................................     45,678       48.0%     33,247       44.1%     14,892      23.1%
                                               ------      ------     ------      ------     ------      -----
       Total..............................     95,234      100.0%     75,321      100.0%     64,501      23.1%
                                               ======      ======     ======      ======     ======      =====

                                                                       COMMERCIAL MORTGAGE
                                             -----------------------------------------------------------------------
                                                             DECEMBER 31,
                                             ---------------------------------------------         SEPTEMBER 30,
                                                    2000                     1999                       1999
                                             ------------------      ---------------------      --------------------
                                             PRINCIPAL      %        PRINCIPAL        %         PRINCIPAL        %
                                             ---------      -        ---------        -         ---------        -
                                                                     (DOLLARS IN THOUSANDS)
Michigan.................................         --         --       11,276         17.2%       11,338         21.4%
Indiana..................................         --         --        2,800          4.3%           --           --
Arizona..................................      2,466       69.5%      18,895         28.9%       17,431         32.9%
Texas....................................         --         --        1,797          2.7%        1,807          3.4%
Florida..................................      1,081       30.5%       8,946         13.7%        5,980         11.3%
California...............................         --         --        4,623          7.1%        4,651          8.8%
Other....................................         --         --       17,593         26.1%       11,950         22.2%
                                               -----      -----       ------        ------       ------        -----
       Total.............................      3,547      100.0%      65,930        100.0%       53,157        100.0%
                                               =====      =====       ======        ======       ======        =====

                     BINGHAM FINANCIAL SERVICES CORPORATION

     The manufactured home contracts are collateralized by manufactured homes which range in age from 1963 to 2000, with approximately 60% of the manufactured homes built since 1998.

     The following table sets forth the number and value of loans for various terms for the manufactured home loan portfolio:

                                                      DECEMBER 31,                            SEPTEMBER 30,
                                    ------------------------------------------------    --------------------------
                                             2000                      1999                        1999
                                    ----------------------    ----------------------    --------------------------
              TERM                  NUMBER OF    PRINCIPAL    NUMBER OF    PRINCIPAL    NUMBER OF      PRINCIPAL
            (YEARS)                   LOANS       BALANCE       LOANS       BALANCE       LOANS         BALANCE
            -------                 ---------    ---------    ---------    ---------    ---------      ---------
                                                              (DOLLARS IN THOUSANDS)
5 or less.......................          3       $    24          37       $   270          55         $   393
6-10............................         90         1,727         116         1,986         210           2,488
11-12...........................          8           155           8           213           9             148
13-15...........................        144         3,853         156         4,047         274           4,542
16-20...........................        265         7,908         315         9,835         503          12,603
21-25...........................        345        11,720         532        21,796       1,102          42,833
26-30...........................       1449        69,847         743        37,174          37           1,494
                                      -----       -------       -----       -------       -----         -------
       Total....................      2,304       $95,234       1,907       $75,321       2,190         $64,501
                                      =====       =======       =====       =======       =====         =======

     The commercial mortgage loans have amortization terms of between 25 and 30 years. In certain cases they also have a hyper-amortization feature that takes effect if the loan is not repaid on its anticipated repayment date. At that time the interest rate increases and any excess cash flows from the project are used to pay down the principal balance.

     Delinquency statistics for the manufactured home loan portfolio are as follows:

                                                      DECEMBER 31                                          SEPTEMBER 30,
                          --------------------------------------------------------------------    --------------------------------
                                        2000                                1999                                1999
                          --------------------------------    --------------------------------    --------------------------------
                          NO. OF    PRINCIPAL      % OF       NO. OF    PRINCIPAL      % OF       NO. OF    PRINCIPAL      % OF
                          LOANS      BALANCE     PORTFOLIO    LOANS      BALANCE     PORTFOLIO    LOANS      BALANCE     PORTFOLIO
                          ------    ---------    ---------    ------    ---------    ---------    ------    ---------    ---------
                                                                   (DOLLARS IN THOUSANDS)
Days delinquent
31-60.................      24       $  944         1.0%        95       $2,929        4.1%         60       $1,748        2.7%
61-90.................      19          811         0.9%        51        1,786        2.5%         20          706        1.1%
Greater than 90.......      83        3,352         3.5%        46        1,357        1.9%         40          988        1.5%

     No commercial mortgage loans were delinquent as of December 31, 2000, December 31, 1999 or September 30, 1999.

                     BINGHAM FINANCIAL SERVICES CORPORATION

D. ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses and related additions and deductions to the allowance for the year ended December 31, 2000 the period ended December 31, 1999 and the years ended September 30, 1999 and 1998 were as follows:

                                                                          THREE MONTHS     YEAR ENDED
                                                           YEAR ENDED        ENDED        SEPTEMBER 30,
                                                          DECEMBER 31,    DECEMBER 31,    -------------
                                                              2000            1999        1999     1998
                                                          ------------    ------------    ----     ----
                                                                         (IN THOUSANDS)
Balance at beginning of period........................      $   274          $ 258        $ 185    $ 58
Provision for loan losses.............................        7,671            362          653     147
Net losses............................................       (5,777)          (346)        (580)    (20)
                                                            -------          -----        -----    ----
  Balance at end of year..............................      $ 2,168          $ 274        $ 258    $185
                                                            =======          =====        =====    ====

E. MORTGAGE SERVICING RIGHTS

     Changes in servicing rights are summarized as follows

                                                                  DECEMBER 31,
                                                                -----------------    SEPTEMBER 30,
                                                                 2000       1999         1999
                                                                 ----       ----     -------------
                                                                          (IN THOUSANDS)
Balance at beginning of period..............................    $ 9,736    $2,120       $  156
Purchased servicing rights..................................         --     6,846        1,376
Purchase price adjustments..................................        424        --           --
Originated servicing rights.................................      1,112       825          735
Amortization................................................     (2,129)      (55)         (94)
Sales.......................................................         --        --          (53)
                                                                -------    ------       ------
  Balance at end of period..................................    $ 9,143    $9,736       $2,120
                                                                =======    ======       ======

     Bloomfield Servicing the Company's loan servicing subsidiary, services commercial real estate loans that Bloomfield Acceptance originates as well as commercial real estate loans on behalf of 29 institutional investors. Bloomfield Servicing also acts as the sub-servicer on the approximately $129.0 million of commercial mortgage loans the Company has securitized and sold. As of December 31, 2000, December 31, 1999 and September 30, 1999, Bloomfield Servicing's commercial mortgage loan servicing portfolio totaled approximately $1.2 billion, $930.0 million and $900.0 million, respectively.

     Dynex Financial services the manufactured home loans originated by the Company and held in its loan portfolio as well as manufactured home loans originated by the Company and securitized or sold with the servicing rights retained. The principal balances of manufactured home loans serviced for outside investors totaled approximately $1.1 billion at December 31, 2000, $1.0 billion at December 31, 1999 and $83.0 million at September 30, 1999.

                     BINGHAM FINANCIAL SERVICES CORPORATION

F. PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows:

                                                                  DECEMBER 31,
                                                                ----------------    SEPTEMBER 30,
                                                                 2000      1999         1999
                                                                 ----      ----     -------------
                                                                         (IN THOUSANDS)
Cost:
  Furniture and fixtures....................................    $2,191    $2,197       $  327
  Leasehold improvements....................................       213        46           46
  Capitalized Software......................................       493       322          322
  Computer equipment........................................     3,071       643          556
                                                                ------    ------       ------
                                                                 5,968     3,208        1,251
Less accumulated depreciation...............................     3,414       179          151
                                                                ------    ------       ------
                                                                $2,554    $3,029       $1,100
                                                                ======    ======       ======

     Depreciation expense was approximately $987,000 for the year ended December 31, 2000, $288,000 for the three months ended December 31, 1999 and $105,970 in the year ended September 30, 1999.

G. DEBT

     The Company currently has three separate financing facilities with Sun Communities Operating Limited Partnership: a $4.0 million subordinated term loan, bearing interest at the rate of 9.75% per annum (the "Term Loan"); a $10.0 million subordinated demand line of credit, bearing interest at a rate of LIBOR plus a spread (the "$10 Million Line"); and a $50.0 million subordinated demand line of credit, bearing interest at a rate of LIBOR plus a spread (the "$50 Million Line" and, together with the Term Loan and $10 Million Line, the "Subordinated Debt Facilities"). The Term Loan matures on September 30, 2004. Anytime after September 30, 2000, the Term Loan may be paid in full or in part without premium or penalty subject to approval of the Company's non-employee directors.

     The entire unpaid principal balance of each of the $10 Million Line and the $50 Million Line, together with all accrued and unpaid interest, will be due and payable in full within ten days after the date of demand. The Sun operating partnership in its sole discretion may refuse to make advances under the $50 Million Line. As of December 31, 2000 there was $4.0 million outstanding under the Term Loan, no borrowings under the $10 Million Line, and $35.8 million outstanding under the $50 Million Line.

     The Company has granted the Sun operating partnership a security interest in substantially all of its assets to secure the obligations under the Subordinated Debt Facilities, which is subordinate to the security interest held by Lehman Commercial Paper Inc. discussed below.

     In March 2000, Dynex Financial and Bloomfield Acceptance entered into an amended and restated repurchase arrangement with Lehman Commercial Paper Inc. Under this agreement, Dynex Financial and Bloomfield Acceptance may transfer loans from time to time to Lehman against the transfer of funds from Lehman. Bingham has guaranteed the obligations of Dynex Financial and Bloomfield Acceptance under this agreement and has granted Lehman Commercial Paper Inc. a security interest in substantially all of its assets as security for the guaranty. As of December 31, 2000, the aggregate amount advanced by Lehman under the repurchase agreement was approximately $67.3 million. In November 2000 the repurchase agreement with Lehman expired. A temporary agreement was negotiated extending the facility through February 28, 2001 and reducing the available borrowing limit to $95.0 million. Currently, the Company is still financing loans under the terms of the expired facility until a replacement agreement can be negotiated and executed.

                     BINGHAM FINANCIAL SERVICES CORPORATION

     In March 2000, Bingham and Dynex Financial entered into a revolving credit facility with Michigan National Bank. Under this facility, Bingham and Dynex Financial may borrow up to $10.0 million. Interest at a rate of LIBOR plus a spread is payable on the outstanding balance. The outstanding principal balance on this credit facility as of December 31, 2000 was approximately $6.8 million. To secure the loan from Michigan National Bank, Dynex Financial and Bingham have granted Michigan National Bank a security interest in their rights under three servicing agreements under which Dynex Financial services manufactured home loans.

     In April 2000, Bloomfield Acceptance and Bloomfield Servicing entered into a warehousing credit agreement with Residential Funding Corporation. Under the credit agreement, Bloomfield Acceptance and Bloomfield Servicing may borrow up to $25.0 million to fund the acquisition and origination of FNMA loans, FHLMC loans, bridge mortgage loans and similar mortgage loans. Interest at an annual rate of up to LIBOR plus a spread is payable on the outstanding balance of advances used to make bridge mortgage loans. Interest at an annual rate of LIBOR plus a spread is payable on the outstanding balance of advances used to make all other loans under the agreement. As of December 31, 2000, Bloomfield Acceptance and Bloomfield Servicing had no outstanding indebtedness under this agreement.

     At December 31, 2000 and 1999 and September 30, 1999 debt outstanding was as follows:

                                                                    DECEMBER 31,
                                                                --------------------    SEPTEMBER 30,
                                                                  2000        1999          1999
                                                                  ----        ----      -------------
                                                                           (IN THOUSANDS)
Loans sold under agreements to repurchase...................    $ 67,256    $ 80,469      $ 69,026
Revolving credit facility...................................       6,848          --            --
Demand loans................................................      35,849      40,747        28,477
Term loan, net of discount..................................       3,664       3,586         3,567
                                                                --------    --------      --------
                                                                $113,617    $124,802      $101,070
                                                                ========    ========      ========

H. DEALER AGREEMENT

     As of September 30, 1997 the Company entered into a preferred dealer agreement with Sun Communities. Pursuant to the agreement, stock options were granted to Sun September 30, 1997 that will vest if, and only if, Sun is a party to and in compliance with the terms of the agreement on the vesting date and on December 31 of the previous year. The options will vest in eight equal annual amounts, each consisting of 41,250 options, on January 31, 2001 through 2008. The options may be exercised at any time after vesting until expiration ten years after the date of vesting. Each option vesting January 31, 2001 to 2003 will entitle the holder to purchase one share of common stock for a purchase price of $10. Each option vesting on January 31, 2004, 2005 and 2006 will entitle the holder to purchase one share of common stock for $12. Each option vesting on January 31, 2007 and 2008 will entitle the holder to purchase one share of common stock for $14.

     The Company recognizes service costs related to the options based on the fair value method as prescribed by Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". Service costs are amortized based on the vesting periods of the options. Amortization for the year ended December 31, 2000, the three months ended December 31, 1999 and the years ended September 30, 1999 and 1998 was $86,400, $21,600, $86,400 and
$74,700 respectively.

                     BINGHAM FINANCIAL SERVICES CORPORATION

I. STOCK OPTION PLAN

     The Company has a stock option plan in which 263,168 shares of common stock have been reserved for issuance as of December 31, 2000. Under the plan, the exercise price of the options will not be less than the fair market value of the common stock on the date of grant. The date on which the options are first exercisable is determined by the administrator of the Company's stock option plan, the Compensation Committee of the Board of Directors or the entire Board of Directors, and options generally have vested over a three-year period from the date of grant. The term of an option may not exceed ten years from the date of grant.

     The Company has adopted the disclosure requirements of SFAS 123. Accordingly, the fair value of each option granted in 2000, 1999 and 1998 was estimated using the Black-Scholes option pricing model based on the assumptions stated below:

                                                             DECEMBER 31,            SEPTEMBER 30,
                                                           -----------------       -----------------
                                                           2000        1999        1999        1998
                                                           ----        ----        ----        ----
Estimated weighted average fair value per share of
  options granted......................................    $4.21       $4.40       $4.39       $5.44
Assumptions:
  Annualized dividend yield............................       --%         --%         --%         --%
  Common stock price volatility........................    55.84%      55.62%      50.16%      44.14%
  Weighted average risk free rate of return............     6.82%       6.53%       5.31%       5.83%
  Weighted average expected option term (in years).....      6.0         6.0         6.0         6.0

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

                                                                         THREE MONTHS      YEAR ENDED
                                                          YEAR ENDED        ENDED         SEPTEMBER 30,
                                                         DECEMBER 31,    DECEMBER 31,    ---------------
                                                             2000            1999        1999      1998
                                                         ------------    ------------    ----      ----
                                                            (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
Net income (loss) as reported........................      $(16,255)        $ (185)      $ 776    $ (574)
Stock option compensation cost.......................           185             50         228        94
                                                           --------         ------       -----    ------
  Pro forma net income (loss)........................      $(16,440)        $ (235)      $ 548    $ (668)
                                                           ========         ======       =====    ======
Basic income (loss) per share as reported............      $  (6.19)        $(0.07)      $0.39    $(0.46)
Stock option compensation cost.......................          0.07           0.02        0.12      0.07
                                                           --------         ------       -----    ------
  Pro forma earnings (loss) per share................      $  (6.26)        $(0.09)      $0.27    $(0.53)
                                                           ========         ======       =====    ======
Diluted earnings (loss) per share as reported........      $  (6.19)        $(0.07)      $0.36    $(0.46)
Stock option compensation cost.......................          0.07           0.02        0.11      0.07
                                                           --------         ------       -----    ------
  Pro forma fully diluted earnings (loss) per
     share...........................................      $  (6.26)        $(0.09)      $0.25    $(0.53)
                                                           ========         ======       =====    ======

                     BINGHAM FINANCIAL SERVICES CORPORATION

     The following tables set forth changes in options outstanding:

                                                                            DECEMBER 31,
                                                           ----------------------------------------------
                                                                   2000                     1999
                                                           ---------------------    ---------------------
                                                                       WEIGHTED                 WEIGHTED
                                                           AMOUNT     AVG. PRICE    AMOUNT     AVG. PRICE
                                                           ------     ----------    ------     ----------
Shares under option:
  Outstanding at beginning of year.....................    191,068      $10.14      137,818      $11.15
  Granted..............................................     35,000        7.00       53,250        7.54
  Forfeited............................................    (44,718)      11.04           --          --
  Exercised............................................         --          --           --          --
                                                           -------      ------      -------      ------
  Outstanding at end of year...........................    181,350      $ 9.34      191,068      $10.14
                                                           =======      ======      =======      ======
  Exercisable at end of year...........................     90,359      $10.03       98,309      $10.36
                                                           =======      ======      =======      ======

                                                                           SEPTEMBER 30,
                                                           ----------------------------------------------
                                                                   1999                     1998
                                                           ---------------------    ---------------------
                                                                       WEIGHTED                 WEIGHTED
                                                           AMOUNT     AVG. PRICE    AMOUNT     AVG. PRICE
                                                           ------     ----------    ------     ----------
Shares under option:
  Outstanding at beginning of year.....................    109,900      $10.65           --      $   --
  Granted..............................................     29,250       13.19      111,850       10.65
  Forfeited............................................     (1,332)      12.25       (1,950)      13.00
  Exercised............................................         --          --           --          --
                                                           -------      ------      -------      ------
  Outstanding at end of year...........................    137,818      $11.15      109,900      $10.65
                                                           =======      ======      =======      ======
Exercisable at end of year.............................     65,917      $10.38       30,000      $10.00
                                                           =======      ======      =======      ======

     The following table sets forth details of options outstanding at December 31, 2000.

                                     DECEMBER 31, 2000
- -------------------------------------------------------------------------------------------
            OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
- --------------------------------------------   --------------------------------------------
                                WEIGHTED                                       WEIGHTED
                                AVERAGE                                        AVERAGE
   RANGE OF                    REMAINING          RANGE OF                    REMAINING
EXERCISE PRICES   NUMBER    CONTRACTUAL LIFE   EXERCISE PRICES   NUMBER    CONTRACTUAL LIFE
- ---------------   ------    ----------------   ---------------   ------    ----------------
 $        7.00     35,000      9.35 years       $          --        --               --
          7.25     40,000      8.97 years                7.25    13,333       8.97 Years
          7.75      8,250      8.96 years                7.75     2,749       8.96 Years
          9.75      1,500      8.67 years                9.75       500       8.67 Years
         10.00     60,500      6.94 years               10.00    58,833       6.89 Years
         11.00      3,250      8.61 years               11.00     1,083       8.61 Years
         12.50      1,250      7.81 years               12.50     1,250       7.81 Years
         13.00     18,750      7.09 years               13.00     8,331       6.99 Years
         13.50      7,100      8.48 years               13.50     2,364       8.48 Years
         14.50      5,750      8.28 years               14.50     1,916       8.28 Years
 -------------    -------      ----------       -------------    ------       ----------
 $7.00 - 14.50    181,350      8.69 Years       $7.25 - 14.50    90,359       7.38 Years
 =============    =======      ==========       =============    ======       ==========

                     BINGHAM FINANCIAL SERVICES CORPORATION

J. FEDERAL INCOME TAXES

     Federal income tax expense consisted of the following:

                                                                            THREE          YEAR ENDED
                                                          YEAR ENDED     MONTHS ENDED    SEPTEMBER 30,
                                                         DECEMBER 31,    DECEMBER 31,    -------------
                                                             2000            1999        1999     1998
                                                         ------------    ------------    ----     ----
                                                                         (IN THOUSANDS)
Current tax provision................................      $    --           $ (8)       $(473)   $ 683
Deferred tax provision (benefit).....................       (8,374)           (84)         914     (902)
                                                           -------           ----        -----    -----
  Federal income tax expense (benefit)...............      $(8,374)          $(92)       $ 441    $(219)
                                                           =======           ====        =====    =====

     A reconciliation of the statutory federal income tax rate to the effective income tax rate follows:

                                                                            THREE          YEAR ENDED
                                                          YEAR ENDED     MONTHS ENDED     SEPTEMBER 30,
                                                         DECEMBER 31,    DECEMBER 31,     -------------
                                                             2000            1999        1999      1998
                                                         ------------    ------------    ----      ----
Statutory tax rate...................................       (34.00)%        (34.00)%     34.00%   (34.00)%
Effect of:
  Nondeductible expenses.............................           --              --        2.22        --
  Other..............................................           --              --          --      6.39
                                                            ------          ------       -----    ------
Effective tax rate...................................       (34.00)%        (34.00)%     36.22%   (27.61)%
                                                            ======          ======       =====    ======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has evaluated its future earnings potential and available tax planning strategies, which it believes will allow for the recovery of the total net deferred tax asset. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                  DECEMBER 31,
                                                                -----------------    SEPTEMBER 30,
                                                                 2000       1999         1999
                                                                 ----       ----     -------------
                                                                          (IN THOUSANDS)
Deferred Tax Assets:
  Option amortization.......................................    $    91    $   62        $ 55
  Reserve for loan losses...................................      1,081       285         230
  Recourse liability........................................      3,294       128          --
  Net operating loss carryforward...........................      7,210        --          --
  Other items, net..........................................      1,170       591         273
                                                                -------    ------        ----
     Total deferred tax assets..............................     12,846     1,066         558
  Less: valuation allowance.................................         --        --          --

Deferred Tax Liabilities:
  Net deferral required by SFAS 91..........................        403       281         169
  Deferred closing costs....................................         59       167         148
  Restructuring charges.....................................        844        --          --
  Loan sale proceeds receivable.............................      2,245        --          --
  Gain on sale of MSR required by SFAS 125..................        849       546         253
                                                                -------    ------        ----
     Total deferred tax liabilities.........................      4,400       994         570
                                                                -------    ------        ----
Total net deferred tax assets (liabilities).................    $ 8,446    $   72        $(12)
                                                                =======    ======        ====

                     BINGHAM FINANCIAL SERVICES CORPORATION

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

     During the year ended December 31, 2000, the three months ended December 31, 1999, and the year ended September 30, 1999 the Company issued stock awards of 44,138, 11,243 and 84,658, respectively, of restricted shares to executive officers and senior management that vest over three years. In the year ended December 31, 2000 10,178 of previously issued restricted shares were canceled. The compensation cost for the restricted shares is being amortized over the respective vesting periods.

L. LITIGATION

     The Company is subject to various claims and legal proceedings arising out of the normal course of business, none of which in the opinion of management are expected to have a material effect on the Company's future financial position, results of operations or cashflows.

M. COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS: At December 31, 2000 aggregate minimum rental commitments under noncancelable leases having terms of more than one year were $1.1 million payable (2001), $789,000 (2002), $634,000 (2003) and $451,000
(2004). Total rental expense for the year ended December 31, 2000, the three months ended December 31, 1999 and the years ended September 30, 1999 and 1998 was $1.2 million, $251,000, $420,000 and $83,000 respectively. These leases are for office facilities and equipment and generally contain either clauses for cost of living increases and/or options to renew or terminate the lease.

     LOAN COMMITMENTS: At December 31, 2000, December 31, 1999 and September 30, 1999 the Company had commitments to originate manufactured home installment contracts approximating $48.6 million, $63.4 million and $5.1 million, respectively. Commercial mortgage loan commitments totaled $90.5 million, $92.3 million and $73.1 at December 31, 2000, December 31, 1999 and September 30, 1999, respectively.

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

     In October 2000, the Company terminated deferral accounting for interest rate swaps previously designated as a hedge. Unrealized losses totaling $1.3 million through the date of termination have been accounted for as an adjustment to the carrying amount of the related loans receivable. Additional unrealized losses on the interest rate swaps totaling $1.3 million incurred subsequent to termination of the hedge designation have been recognized in earnings.

                     BINGHAM FINANCIAL SERVICES CORPORATION

     The following table identifies the gross unrealized gains and losses of the hedge positions as of December 31, 2000, December 31, 1999 and September 30, 1999:

                                                                     DECEMBER 31,              SEPTEMBER 30,
                                                           --------------------------------    --------------
                                                                2000              1999              1999
                                                           --------------    --------------    --------------
                                                               GROSS             GROSS             GROSS
                                                             UNREALIZED        UNREALIZED        UNREALIZED
      HEDGE TYPE             REFERENCE RATE/TREASURY       GAINS (LOSSES)    GAINS (LOSSES)    GAINS (LOSSES)
      ----------             -----------------------       --------------    --------------    --------------
                                                                             (IN THOUSANDS)
Interest Rate Swap.....    10 Year Swap                        $(364)             $609             $(146)
                           U.S. Treasury
Treasury Lock..........    4.750% -- 11/08                        --                --               126
Treasury Lock..........    U.S. Treasury 5.625% -- 5/08           --                --               115
Treasury Lock..........    U.S. Treasury 5.500% -- 5/09           --                --                 6
Treasury Lock..........    10 Year Treasury                       --                --                 2

     LOANS SOLD WITH RECOURSE: As of December 31, 2000, December 31, 1999 and September 30, 1999, the outstanding principal balance on manufactured home loans the Company had sold with recourse totaled $161.7 million, $41.6 million and $27.6 million respectively. The Company is required to repurchase the outstanding principal balance, accrued interest and refund of any purchase premium of any contract that goes into default, as defined in the loan agreement. On approximately $13.5 million of outstanding principal balance of loans sold with recourse the Company is required to reimburse the purchaser for all losses in excess of 1.0% of the average outstanding principal balance in the year a loan is liquidated.

     FAIR VALUE OF FINANCIAL INSTRUMENTS: Statement of Financial Accounting Standards No. 107 ("SFAS 107") requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate such value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

     The following table shows the carrying amount and estimated fair values of the Company's financial instruments:

                                                      DECEMBER 31,                         SEPTEMBER 30,
                                     ----------------------------------------------    ---------------------
                                             2000                     1999                     1999
                                     ---------------------    ---------------------    ---------------------
                                                 ESTIMATED                ESTIMATED                ESTIMATED
                                     CARRYING      FAIR       CARRYING      FAIR       CARRYING      FAIR
                                      AMOUNT       VALUE       AMOUNT       VALUE       AMOUNT       VALUE
                                     --------    ---------    --------    ---------    --------    ---------
                                                                 (IN THOUSANDS)
Assets
  Cash and equivalents...........    $ 3,521     $  3,521     $     --    $     --     $    730    $    730
  Restricted cash................      1,628        1,628           --          --           --          --
  Loans receivable...............     98,633      105,416      140,881     141,876      118,092     119,548
  Other..........................     15,705       15,705        1,400       1,400        1,100       1,100
Liabilities
  Accounts payable and accrued
     expenses....................     14,111       14,111       11,434      11,434        1,131       1,131
  Recourse liability.............      9,313        9,313          376         376           --          --
  Interest rate swap.............      2,640        2,640           --          --           --          --
  Advances under repurchase......     67,256       67,256       80,469      80,469       69,026      69,026
  Subordinated debt..............      3,664        3,664        3,586       3,586        3,567       3,567
  Note payable...................     42,697       42,697       40,747      40,747       28,477      28,477

                     BINGHAM FINANCIAL SERVICES CORPORATION

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

     The fair value of the Company's recourse liability approximates its carrying value. The fair value is based on a discounted cash flow analysis with prepayment assumptions based on historical performance and industry standards.

     Fair value of loan commitments valued on the basis of fees currently charged for commitments for similar loan terms to new borrowers with similar credit profiles is not considered material.

     The fair value of the Company's fixed rate subordinated debt is based on quoted market prices for debt with similar terms and remaining maturities. The fair value of the variable rate debt is based on its carrying amount.

O. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                             FIRST       SECOND      THIRD       FOURTH
                                                            QUARTER     QUARTER     QUARTER     QUARTER
                                                            -------     -------     -------     -------
                                                             (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
YEAR ENDED DECEMBER 31, 2000:
Interest income.........................................    $ 4,118     $ 4,650     $ 3,296     $ 2,529
Interest expense........................................      3,538       4,232       3,267       3,165
Net loss................................................     (2,897)     (2,506)     (2,859)     (7,993)
Diluted loss per share..................................      (1.12)      (0.95)      (1.08)      (3.03)
YEAR ENDED SEPTEMBER 30, 1999:
Interest income.........................................    $ 2,118     $ 2,617     $ 2,521     $ 2,221
Interest expense........................................      1,699       1,841       1,953       1,363
Net income (loss).......................................        764         480         304        (772)
Diluted earnings (loss) per share.......................       0.43        0.26        0.13       (0.30)
THREE MONTHS ENDED DECEMBER 31, 1999:
Interest income.........................................    $    --     $    --     $    --     $ 4,069
Interest expense........................................         --          --          --       2,832
Net loss................................................         --          --          --        (185)
Diluted loss per share..................................         --          --          --       (0.07)
THREE MONTHS ENDED DECEMBER 31, 1998:
Interest income.........................................    $    --     $    --     $    --     $ 2,118
Interest expense........................................         --          --          --       1,699
Net income..............................................         --          --          --         764
Diluted.................................................         --          --          --        0.40

                     BINGHAM FINANCIAL SERVICES CORPORATION

P. SUBSEQUENT EVENTS

     The Company's operating plan for 2001 includes the following:

     - Expansion of manufactured home loan origination volume;

     - Development of profitable securitization channels for the Company's manufactured home loans;

     - Restructured credit facilities to fund and hold manufactured home loans pending securitization; and

     - Access to additional capital through asset sales, merger, joint venture or sale of debt or equity securities to investors.

     In March 2001, the Company completed a securitization of manufactured home loans with principal balances totaling approximately $165.0 million. These loans will serve as collateral for bonds issued by Origen Manufactured Housing Trust 2001-A. Manufactured home loans with principal balances totaling approximately $140.0 million were transferred to the trust at closing and additional loans totaling approximately $25.0 million will be transferred periodically through June 26, 2001. The securitization is expected to qualify for sale accounting and the Company expects to recognize a gain on the transaction. The Company received proceeds of approximately $161.9 million at closing which were used to reduce amounts outstanding under the Company's credit facilities.

     As of March 27, 2001, the Company is engaged in negotiations with Lehman Commercial Paper, Inc. and other lenders regarding renewal or replacement for the Company's expired repurchase agreement with Lehman.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On September 30, 1999, Bingham elected not to continue its relationship with PricewaterhouseCoopers LLP as its independent accountants. Bingham engaged Plante & Moran L.L.P. as its new independent accountants as of September 30, 1999. See Bingham's Current Report on Form 8-K dated September 30, 1999.

                                    PART III

     The information required by Items 10, 11, 12 and 13 will be included in the Company's proxy statement for its Annual Meeting of Shareholders to be held in 2001, and is incorporated herein by reference.

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

     (b) Reports on Form 8-K

     No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 29, 2001
                                          BINGHAM FINANCIAL SERVICES
                                          CORPORATION

                                          By: /s/ RONALD A. KLEIN
                                            ------------------------------------
                                            Ronald A. Klein
                                            President and Chief Executive
                                              Officer

                                          By: /s/ W. ANDERSON GEATER, JR.
                                            ------------------------------------
                                            W. Anderson Geater, Jr.
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

                               POWER OF ATTORNEY

     Each person whose signature appears below hereby constitutes and appoints Ronald A. Klein and Gary A. Shiffman, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, or his substitute or substitutes, the power and authority to perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                NAME                                      TITLE                         DATE
                ----                                      -----                         ----
        /s/ GARY A. SHIFFMAN               Chairman of the Board of Directors,     March 29, 2001
- ------------------------------------       Secretary
          Gary A. Shiffman

        /s/ RONALD A. KLEIN                President, Chief Executive Officer      March 29, 2001
- ------------------------------------       and Director
          Ronald A. Klein

        /s/ ROBERT H. ORLEY                Director                                March 29, 2001
- ------------------------------------
          Robert H. Orley

       /s/ BRIAN M. HERMELIN               Director                                March 29, 2001
- ------------------------------------
         Brian M. Hermelin

        /s/ ARTHUR A. WEISS                Director                                March 29, 2001
- ------------------------------------
          Arthur A. Weiss

        /s/ DANIEL E. BOBER                Director and Vice President             March 29, 2001
- ------------------------------------
          Daniel E. Bober

       /s/ CREIGHTON J. WEBER              Director and Vice President             March 29, 2001
- ------------------------------------
         Creighton J. Weber

         /s/ MARK A. GORDON                Director                                March 29, 2001
- ------------------------------------
           Mark A. Gordon

                                 EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION
- -------                            -----------
     2.1   Agreement and Plan of Merger dated as of February 17, 1998 by and among Bingham Financial Services Corporation, BAC
           Acquiring Corp., BSC Acquiring Corp., Bloomfield Acceptance
           Company, L.L.C., and Bloomfield Acceptance Company, L.L.C.
           (Incorporated by reference to Exhibit 2.1 to Bingham's
           Current Report on Form 8-K dated March 5, 1998)
     2.2   Purchase Agreement dated as of November 27, 1999 by and
           among DFI Acquiring Corp., Dynex Capital, Inc., Dynex
           Holding, Inc. (incorporated by reference to Exhibit 2.1 to
           Bingham's Current Report on Form 8-K filed December 30,
           1999)
     2.3   Reorganization Agreement dated as of June 30, 1999, by and
           Bingham Financial Services Corporation, DMR Financial
           Services, Inc., Hartger & Willard Mortgage Associates, Inc.
           and Detroit Mortgage and Realty Company (Incorporated by
           reference to Exhibit 2.1 to Bingham's Current Report on Form
           8-K dated July 14, 1999)
     2.4   Amended and Restated Agreement and Plan of Merger dated May
           16, 2000 between Bingham and Franklin Bank, N.A.
           (Incorporated by reference to Exhibit 2.4 to Bingham's
           Annual Report on Form 10-K/A dated September 1, 2000).
     3.1   Amended and Restated Articles of Incorporation of Bingham
           Financial Services Corporation (Incorporated by reference to
           Exhibit 3.1 to Bingham's Registration Statement on Form S-1;
           File No. 333-34453)
     3.2   Amended and Restated Bylaws of Bingham Financial Services
           Corporation (Incorporated by reference to Exhibit 3.3 to
           Bingham's registration Statement on Form S-1; File No.
           333-34453)
     4.1   Shareholders Agreement dated March 5, 1998 (Incorporated by reference to Exhibit 2.7 to Bingham's Current Report on Form
           8-K dated March 13, 1998)
     4.2   Amendment to Merger Agreement, Shareholders Agreement and
           Employment Agreements, dated February 21, 1999 (Incorporated by reference to Exhibit 4.2 to Bingham's Annual Report on
           Form 10-K dated December 29, 1999)
     4.3   Bloomfield Shareholders Agreement dated March 5, 1998
           (Incorporated by reference to Exhibit 2.6 to Bingham's
           Current Report on Form 8-K dated March 13, 1998)
     4.4   Form of Registration Rights Agreement dated April 27, 1999 with respect to an aggregate of 800,330 shares (Incorporated by reference to Exhibit 4.1 to Bingham's Quarterly Report on
           Form 10-Q dated August 14, 2000)
     4.5   Bingham Financial Services Corporation Second Amended and
           Restated 1997 Stock Option Plan (Incorporated by reference to Exhibit 4.2 to Bingham's Quarterly Report on Form 10-Q
           dated August 14, 2000)
    10.1   Participants Support Agreement between Bingham and Sun
           Communities, Inc. (assigned to Sun Communities Operating
           Limited Partnership as of December 31, 1997) entered into on
           September 30, 1997, but effective as of July 1, 1997
           (Incorporated by reference to Exhibit 10.1 to Bingham's
           Registration Statement on Form S-1; File No. 333-34453)
    10.2   Amendment to Participants Support Agreement between Bingham
           Financial Services Corporation and Sun Communities Operating
           Limited Partnership, dated as of April 1, 1999 (Incorporated by reference to Exhibit 10.2 to Bingham's Annual Report on
           Form 10-K dated December 29, 1999)
    10.3   Administration Agreement between Bingham Financial Services
           Corporation and Sun Communities, Inc., dated July 1, 1997
           (Incorporated by reference to Exhibit 10.3 to Bingham's
           Registration Statement on Form S-1; File No. 333-34453)
    10.4   Form of Indemnification Agreement between Bingham and its
           directors (Incorporated by reference to Exhibit 10.4 to
           Bingham's Registration Statement on Form S-1; File No.
           333-34453)
    10.5   Employment Agreement dated as of March 4, 1998 by and
           between Bingham and Daniel E. Bober (Incorporated by
           reference to Exhibit 2.4 to Bingham's Current Report on Form
           8-K dated March 5, 1998)

EXHIBIT
  NO.                              DESCRIPTION
- -------                            -----------
    10.6   Employment Agreement dated as of March 4, 1998 by and
           between Bingham and Creighton J. Weber (Incorporated by
           reference to Exhibit 2.5 to Bingham's Current Report on Form
           8-K dated March 5, 1998)
    10.7   Subordinated Loan Agreement dated September 30, 1997 between
           Bingham and Sun Communities, Inc. (assigned to Sun
           Communities Operating Limited Partnership as of December 31,
           1997) (Incorporated by reference to Exhibit 10.7 to
           Bingham's Registration Statement on Form S-1; File No.
           333-34453)
    10.8   Term Promissory Note, dated September 30, 1997 between
           Bingham and Sun Communities, Inc. (assigned to Sun
           Communities Operating Limited Partnership as of December 31,
           1997) (Incorporated by reference to Exhibit 10.9 to
           Bingham's Registration Statement on Form S-1; File No.
           333-34453)
    10.9   Loan Agreement between Bingham and Sun Communities Operating
           Limited Partnership, dated March 1, 1998 (Incorporated by
           reference to Exhibit 10.10 to Bingham's Current Report on
           Form 10-K, for the year ended September 30, 1998)
    10.10  Loan Agreement between Bingham and Sun Communities Operating
           Limited Partnership, dated March 30, 1999 (Incorporated by reference to Exhibit 10.12 to Bingham's Annual Report on
           Form 10-K dated December 29, 1999)
    10.11  Demand Promissory Note executed by Bingham in favor of Sun
           Communities Operating Limited Partnership, dated March 30,
           1999 (Incorporated by reference to Exhibit 10.13 to
           Bingham's Annual Report on Form 10-K dated December 29,
           1999)
    10.12  First Amendment to Loan Agreement dated March 1, 1998, between Bingham Financial Services Corporation and Sun
           Communities Operating Limited Partnership, dated as of June
           11, 1999 (Incorporated by reference to Exhibit 10.14 to
           Bingham's Annual Report on Form 10-K dated December 29,
           1999)
    10.13  Amended Demand Promissory Note between Bingham and Sun
           Communities Operating Limited Partnership, dated as of June
           11, 1999 (Incorporated by reference to Exhibit 10.15 to
           Bingham's Annual Report on Form 10-K dated December 29,
           1999)
    10.14  First Amendment to Subordinated Loan Agreement dated
           September 30, 1997 between Bingham Financial Services
           Corporation and Sun Communities Operating Limited
           Partnership, dated as of June 11, 1999 (Incorporated by
           reference to Exhibit 10.16 to Bingham's Annual Report on
           Form 10-K dated December 29, 1999)
    10.15  Detachable Warrant Agreement, dated September 30, 1997 between Bingham and Sun Communities, Inc. (assigned to Sun
           Communities Operating Limited Partnership as of December 31,
           1997) (Incorporated by reference to Exhibit 10.12 to
           Bingham's Registration Statement on Form S-1; File No.
           333-34453)
    10.16  Warehousing Credit and Security Agreement dated as of April
           1, 2000 among Bloomfield Servicing Company, L.L.C.,
           Bloomfield Acceptance Company, L.L.C. and Residential
           Funding Corporation (Incorporated by reference to Exhibit
           10.1 to Bingham's Quarterly Report on Form 10-Q dated August
           14, 2000)
    10.17  First Amendment dated as of July 17, 2000 to Warehousing
           Credit and Security Agreement dated as of April 1, 2000
           among Bloomfield Servicing Company, L.L.C., Bloomfield
           Acceptance Company, L.L.C. and Residential Funding
           Corporation (Incorporated by reference to Exhibit 10.2 to
           Bingham's Quarterly Report on Form 10-Q dated August 14,
           2000)
    10.18  Security Agreement dated December 13, 1999 between Bingham and Sun Communities Operating Limited Partnership
           (Incorporated by reference to Exhibit 10.3 to Bingham's
           Quarterly Report on Form 10-Q dated August 14, 2000)
    10.19  Amended and Restated Security Agreement dated as of December
           13, 1999 between Sun Communities Operating Limited
           Partnership and Bingham (Incorporated by reference to
           Exhibit 10.14 to Sun Communities Inc.'s Registration
           Statement on Form S-3 dated January 31, 2001)

EXHIBIT
  NO.                              DESCRIPTION
- -------                            -----------
    10.20  Amendment to Amended and Restated Security Agreement dated as of October 20, 2000 between Sun Communities Operating
           Limited Partnership and Bingham (Incorporated by reference to Exhibit 10.20 to Sun Communities Inc.'s Registration
           Statement on Form S-3 dated January 31, 2001)
    10.21  Supplemental Agreement Regarding Assignment of Notes, Loan
           Agreements and Security Agreements as Collateral Security
           between Sun Communities Operating Limited Partnership and
           Bingham effective as of December 13, 1999 and December 17,
           1999 (Incorporated by reference to Exhibit 10.16 to Sun
           Communities Inc.'s Registration Statement on Form S-3 dated
           January 31, 2001)
    10.22  Supplemental Agreement Regarding Assignment of Note, Loan
           Agreement and Security Agreement as Collateral Security
           between Sun Communities Operating Limited Partnership and
           Bingham effective as of December 13, 1999 (filed herewith)
    10.23  Supplemental Agreement Regarding Assignment of Note, Loan
           Agreement and Security Agreement as Collateral Security
           between Sun Communities Operating Limited Partnership and
           Bingham effective as of December 13, 1999 (filed herewith)
    10.24  Supplemental Agreement Regarding Assignment of Note and
           Security Agreement as Collateral Security between Sun
           Communities Operating Limited Partnership and Bingham
           effective as of March 16, 2000 (Incorporated by reference to
           Exhibit 10.18 to Sun Communities Inc.'s Registration
           Statement on Form S-3 dated January 31, 2001)
    10.25  Second Amended Demand Promissory Note dated December 13,
           1999 executed by Bingham in favor of Sun Communities
           Operating Limited Partnership (Incorporated by reference to
           Exhibit 10.4 to Bingham's Quarterly Report on Form 10-Q
           dated August 14, 2000)
    10.26  Employment Agreement dated January 1, 2000 between Bingham and Ronald A. Klein (Incorporated by reference to Exhibit
           10.5 to Bingham's Quarterly Report on Form 10-Q dated August
           14, 2000)
    10.27  Second Amended and Restated Master Repurchase Agreement
           Dated as of March 15, 2000 among Lehman Commercial Paper
           Inc., Bloomfield Acceptance Company, LLC, MHFC, Inc., and
           Dynex Financial, Inc. (Incorporated by reference to Exhibit
           10.6 to Bingham's Quarterly Report on Form 10-Q dated August
           14, 2000)
    10.28  Amendment No. 1 dated as of March 16, 2000 to the Second
           Amended and Restated Master Repurchase Agreement dated as of
           March 15, 2000 among Lehman Commercial Paper Inc.,
           Bloomfield Acceptance Company, LLC, MHFC, Inc., and Dynex
           Financial, Inc. (Incorporated by reference to Exhibit 10.7 to Bingham's Quarterly Report on Form 10-Q dated August 14,
           2000)
    10.29  Amendment No. 2 dated as of May 12, 2000 to the Second
           Amended and Restated Master Repurchase Agreement dated as of
           March 15, 2000 among Lehman Commercial Paper, Inc.,
           Bloomfield Acceptance Company, LLC, MHFC, Inc., and Dynex
           Financial, Inc. (filed herewith)
    10.30  Amendment No. 3 dated as of November   , 2000 to the Second
           Amended and Restated Master Repurchase Agreement dated as of
           March 15, 2000 among Lehman Commercial Paper Inc.,
           Bloomfield Acceptance Company, LLC, MHFC, Inc., and Dynex
           Financial, Inc. (filed herewith)
    10.31  Amendment No. 4 dated as of December   , 2000 to the Second
           Amended and Restated Master Repurchase Agreement dated as of
           March 15, 2000 among Lehman Commercial Paper Inc.,
           Bloomfield Acceptance Company, LLC, MHFC, Inc., and Dynex
           Financial, Inc. (filed herewith)
    10.32  Credit Agreement dated March 31, 2000 among Bingham, Dynex
           Financial, Inc., and Michigan National Bank (Incorporated by
           reference to Exhibit 10.8 to Bingham's Quarterly Report on
           Form 10-Q dated August 14, 2000)
    10.33  Secured Promissory Note dated March 31, 2000 executed by
           Bingham and Dynex Financial, Inc. in favor of Michigan
           National Bank (Incorporated by reference to Exhibit 10.9 to
           Bingham's Quarterly Report on Form 10-Q dated August 14,
           2000)

EXHIBIT
  NO.                              DESCRIPTION
- -------                            -----------
    10.34  Security Agreement dated March 31, 2000 between Michigan
           National Bank and Dynex Financial, Inc. (Incorporated by
           reference to Exhibit 10.10 to Bingham's Quarterly Report on
           Form 10-Q dated August 14, 2000)
    10.35  Security Agreement dated March 31, 2000 between Michigan
           National Bank and Bingham (Incorporated by reference to
           Exhibit 10.11 to Bingham's Quarterly Report on Form 10-Q
           dated August 14, 2000)
    10.36  Stock Purchase Agreement dated as of March 17, 2000 between
           Bingham and Gwenuc, LLC (Incorporated by reference to
           Exhibit 2.2 to Bingham's Report on Form 8-K filed March 23,
           2000)
    10.37  Certificate of Merger for BAC Acquiring Corp. and Bloomfield
           Acceptance Company, L.L.C., dated March 5, 1998.
           (Incorporated by reference to Exhibit 2.2 to Bingham's
           Current Report on Form 8-K dated March 13, 1998)
    10.38  Certificate of Merger for BSC Acquiring Corp. and Bloomfield
           Servicing Company, L.L.C., dated March 5, 1998.
           (Incorporated by reference to Exhibit 2.3 to Bingham's
           Current Report on Form 8-K dated March 13, 1998)
    10.39  Membership Pledge Agreement dated December 13, 1999 between
           Sun Communities Operating Limited Partnership and Bingham
           (Incorporated by reference to Exhibit 10.13 to Sun
           Communities Inc.'s Registration Statement on Form S-3 dated
           January 31, 2001)
    10.40  Stock Pledge Agreement dated December 13, 1999 between Sun
           Communities Operating Limited Partnership and Bingham
           (Incorporated by reference to Exhibit 10.15 to Sun
           Communities Inc.'s Registration Statement on Form S-3 dated
           January 31, 2001)
    10.41  Stock Pledge Agreement dated October 20, 2000 between Sun
           Communities Operating Limited Partnership and Bingham
           (Incorporated by reference to Exhibit 10.19 to Sun
           Communities Inc.'s Registration Statement on Form S-3 dated
           January 31, 2001)
    10.42  First Amendment to Loan Agreement dated March 1, 1998, between Bingham Financial Services Corporation and Sun
           Communities Operating Limited Partnership, dated as of
           December 13, 1999 (Incorporated by reference to Exhibit
           10.11 to Sun Communities Inc.'s Registration Statement on
           Form S-3 dated January 31, 2001)
    10.43  Form of Participants Option of Sun Communities, Inc.
           (assigned to Sun Communities Operating Limited Partnership as of December 31, 1997)(Incorporated by reference to
           Exhibit 10.2 to Bingham's Registration Statement on Form
           S-1: File No. 333-34453)
    21     List of Subsidiaries (filed herewith)
    24     Power of Attorney (contained on the signature page to this
           Annual Report on Form 10-K)