Form 10-K405/A
period 2000-12-31
BINGHAM FINANCIAL SERVICES CORP
filed 2001-04-27
CIK 1044862

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  FORM 10-K/A
                               ------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                AMENDMENT NO. 1

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

     As of March 23, 2001, there were 2,623,462 shares of the Registrant's common stock issued and outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     EXPLANATORY NOTE: This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 is filed to amend Part III, Items 10, 11, 12, and 13 and to amend the Exhibit Index.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                    NAME                                            OFFICE
                    ----                                            ------
Ronald A. Klein..............................    Director, President and Chief Executive
                                                 Officer
Gary A. Shiffman.............................    Chairman of the Board and Secretary
Daniel E. Bober..............................    Director and Vice President
Creighton J. Weber...........................    Director and Vice President
Mark A. Gordon...............................    Director
Brian M. Hermelin............................    Director
Robert H. Orley..............................    Director
Arthur A. Weiss..............................    Director
W. Anderson Geater...........................    Chief Financial Officer and Treasurer
J. Peter Scherer.............................    Chief Operating Officer

     RONALD A. KLEIN, 43, has been a director and the Chief Executive Officer of Bingham since February 1999. He was named Bingham's President in June 1999. He is a member of Bingham's Nominating Committee. Since 1994, he has been the Managing Director of Equity Growth L.L.C., a private real estate investment company. From 1990 to 1994, Mr. Klein served as Executive Vice President of Alaron Inc., an international distributor of consumer electronics. From 1985 to 1990, Mr. Klein was a member of the Chicago Board Options Exchange. Mr. Klein has also served as the Managing Director of a financial derivatives trading firm and, before 1985, he was in the private practice of law.

     GARY A. SHIFFMAN, 46, has been the Chairman of the Board of Bingham since August 1996. He is a member of Bingham's Nominating Committee. Mr. Shiffman has been the Secretary of Bingham since 1997. Since 1994, Mr. Shiffman has been the Chief Executive Officer and a director of Sun Communities, Inc., a publicly held REIT with its stock traded on the New York Stock Exchange. Since March 2000, Mr. Shiffman has served as Chairman of the Board of Sun. He has been actively involved in the management, acquisition, financing, construction and development of manufactured housing communities for over 15 years. He has overseen the land acquisition, rezoning, development and marketing of numerous manufactured home expansion projects. In addition, Mr. Shiffman has extensive experience in the debt and capital markets and retains significant interests in a diverse portfolio of real estate assets.

     DANIEL E. BOBER, 41, has been a director and Vice President of Bingham since March 1998. Since 1994, Mr. Bober has been the President of Bloomfield Acceptance Company, L.L.C. and Executive Vice President of Bloomfield Servicing Company, L.L.C., wholly-owned subsidiaries of Bingham engaged in the business of commercial mortgage lending and servicing, respectively. Mr. Bober has been actively involved in commercial real estate lending since 1984, first as Vice President of the Martin Rom Company and then as Vice President of Westpointe Financial Corporation.

     CREIGHTON J. WEBER, 46, has been a director and Vice President of Bingham since March 1998. Mr. Weber has been an Executive Vice President of Bloomfield Acceptance and Bloomfield Servicing since 1994. Mr. Weber has extensive experience in real estate finance and managing investments in real estate, having worked in the industry since 1984. Before his employment with Bloomfield Acceptance and Bloomfield Servicing, he was Senior Vice President of a private investment and commercial mortgage banking firm.

     MARK A. GORDON, 55, has been a director of Bingham since February 1999. He is currently a member of Bingham's Audit Committee. Mr. Gordon has been with The Budd Company, an automotive parts manufacturer, since 1976 and currently holds the position of Assistant General Counsel. Previously, he was President of Budd Financial Corporation, a financial services affiliate of The Budd Company. Mr. Gordon is a certified public accountant and an attorney. Before his employment with The Budd Company, Mr. Gordon was a tax specialist with the public accounting firms KPMG Peat Marwick and Coopers & Lybrand.

     BRIAN M. HERMELIN, 35, has been a director of Bingham since October 1997. He is a member of Bingham's Audit Committee and Compensation Committee. Since 1997, Mr. Hermelin has been Chief Operating Officer and a director of USA Jet Airlines Inc., a cargo airline that also operates Active Aero Charter, an air charter broker and logistics provider. From 1992 to 1997, Mr. Hermelin provided acquisition analysis, strategic planning and business development services through various consulting arrangements. Mr. Hermelin is Mr. Orley's brother-in-law.

     ROBERT H. ORLEY, 45, has been a director of Bingham since October 1997. He is a member of Bingham's Audit Committee and Compensation Committee. Mr. Orley is the Executive Vice President of the Oxford Investment Group, Inc., where since 1985, he has supervised the legal, administrative, taxation and financial reporting aspects of Oxford's business portfolio and acquisition searches. Since 1984, Mr. Orley has also been Vice President and a director of Real Estate Interests, Inc., a real estate development and management company affiliated with Oxford. Mr. Orley is Mr. Hermelin's brother-in-law.

     ARTHUR A. WEISS, 52, has been a director of Bingham since February 1998. He is a member of Bingham's Nominating Committee and Compensation Committee. Since 1976, Mr. Weiss has practiced law with, and is currently a stockholder of, the law firm of Jaffe, Raitt, Heuer & Weiss, Professional Corporation, which represents Bingham in various matters. Mr. Weiss is also a director of Sun.

     W. ANDERSON GEATER, 52, has been Bingham's Chief Financial Officer and Treasurer since May 2000. From 1994 through April 2000, Mr. Geater was the Chief Financial Officer and Chief Administrative Officer of UFS Holdings, LLC and Central Park Capital, LLC. UFS Holdings provides a wide range of support services to financial institutions related to mortgage products. Central Park Capital originates commercial real estate mortgage loans. From 1991 to 1993, Mr. Geater was the Chief Operating Officer of First Mortgage Strategies Group, Inc., which provides support services related to mortgage products. From 1990 to 1991, he was the director of financial services for Pannell Kerr Forster, a public accounting firm. From 1975 to 1990, he was Executive Vice President and Chief Financial Officer of Leader Federal Bank for Savings, a national savings bank. Before joining Leader Federal Bank, Mr. Geater was an audit supervisor with the public accounting firm of KPMG Peat Marwick.

     J. PETER SCHERER, 51, has been Bingham's Chief Operating Officer since October 1999. From 1984 through 1998 he served in various capacities at The Taubman Company, a publicly-traded company engaged in the ownership, management, leasing, acquisition, development, and expansion of regional shopping centers. Mr. Scherer was most recently Senior Vice President and chairman of the asset management group at Taubman. From 1976 to 1980 and from 1980 to 1984 Mr. Scherer was an attorney with American Motors Corporation and Volkswagen of America, Inc., respectively.

BOARD OF DIRECTORS AND COMMITTEES

     Our board of directors is divided into three classes, as equal in number as possible. At each annual meeting, the successors to the class of directors whose terms expire at that meeting will be elected to hold office for a term expiring at the annual meeting of shareholders held in the third year following the year of their election.

     Messrs. Gordon and Hermelin have terms expiring at the annual meeting of shareholders to be held in 2001, Messrs. Klein, Weiss and Weber have terms expiring at the annual meeting of shareholders to be held in 2002 and Messrs. Shiffman, Orley and Bober have terms expiring at the annual meeting of shareholders to be held in 2003.

     As of July 1, 2000, Bingham and each of its employee-directors, including Mr. Bober, Mr. Klein and Mr. Weber, entered into agreements pursuant to which the employee-directors agreed to tender their resignations as directors in the event their employment with Bingham is terminated for any reason.

     The board of directors met two times during the three months ended December 31, 1999 and 11 times during the year ended December 31, 2000 and took various actions by written consent without a meeting. All incumbent directors attended at least 75% of the meetings of the board and of each committee on which they served.

     Committees made up of members of the board perform several important functions of the board of directors. Our bylaws authorize the formation of committees and grant the board the authority to prescribe the functions and standards for membership of each committee. In addition, the board appoints the members of each committee. The board currently has three standing committees: an Audit Committee, a Compensation Committee and a Nominating Committee.

Audit Committee

     The Audit Committee:

     - annually recommends a firm of independent public accountants to the board of directors to act as auditors of Bingham;

     - reviews the scope of the annual audit with the auditors in advance of the audit;

     - generally reviews the results of the audit and the adequacy of our accounting, financial and operating controls;

     - reviews our accounting and reporting principles, policies and practices; and

     - performs such other duties as may be delegated to it by the board.

     Currently, the Audit Committee is comprised of Messrs. Orley, Hermelin and Gordon. The Audit Committee held one formal meeting during the three months ended December 31, 1999 and four formal meetings during the fiscal year ended December 31, 2000.

Compensation Committee

     The Compensation Committee:

     - reviews and modifies the compensation (including salaries and bonuses) of our officers as initially set by our President;

     - administers our stock option plan; and

     - performs such other duties as may be delegated to it by the board.

     Currently, the Compensation Committee is comprised of Messrs. Hermelin, Weiss and Orley. During the three months ended December 31, 1999 and the fiscal year ended December 31, 2000, the Compensation Committee did not hold any formal meetings but took various actions by written consent without a meeting.

Nominating Committee

     The Nominating Committee:

     - nominates persons for election or appointment to the office of director of Bingham; and

     - performs such other duties as may be delegated to it by the board.

     Currently, the Nominating Committee is comprised of Messrs. Shiffman, Weiss and Klein. During the three months ended December 31, 1999 and the fiscal year ended December 31, 2000, the Nominating Committee did not hold any formal meetings but took various actions by written consent without a meeting. The Nominating Committee will consider nominees recommended by shareholders upon submission in writing to Bingham's Secretary of the names of the nominees, together with their qualifications for service as a director of Bingham.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Bingham is required to identify each person who was an officer, director or beneficial owner of more than 10% of its registered equity securities during Bingham's most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934. Based solely upon its review of copies of such reports received by it during or with respect to the fiscal year ended December 31, 2000, Bingham believes that all officers, directors and beneficial owners of more than 10% of its registered equity securities timely filed all required reports.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth all compensation paid to our Chief Executive Officer and our four highest paid other executive officers whose remuneration from Bingham exceeded $100,000 during the last three fiscal years (the "Named Executive Officers"). Effective February 4, 2000, Bingham changed its fiscal year end from September 30 to December 31. The information in the following tables is presented for the fiscal year ended September 30, 1998, the fiscal year ended September 30, 1999, the three months ended December 31, 1999 (the "Stub Period"), and the fiscal year ended December 31, 2000.

                           SUMMARY COMPENSATION TABLE

                                                                           LONG-TERM
                                                                         COMPENSATION
                                                 ANNUAL          -----------------------------
                                              COMPENSATION                            SHARES
                                           -------------------   RESTRICTED STOCK   UNDERLYING    ALL OTHER
NAME AND PRINCIPAL POSITION  FISCAL YEAR    SALARY     BONUS          AWARDS        OPTIONS(#)   COMPENSATION
---------------------------  -----------    ------     -----     ----------------   ----------   ------------
Ronald A. Klein,...........   9/30/1998          --         --             --             --            --
  President and Chief         9/30/1999    $105,000   $ 50,000       $145,000(1)       5,000            --
  Executive Officer          Stub Period     37,500     50,000             --         30,000            --
                             12/31/2000     250,000    150,000             --             --            --

Daniel E. Bober,...........   9/30/1998      87,500         --             --             --       $14,583(3)
  Vice President              9/30/1999     155,625    150,000(2)           --            --        25,000(3)
                             Stub Period     65,846         --             --             --        25,000(3)
                             12/31/2000     165,375    105,882             --             --        25,000(3)

Creighton J. Weber,........   9/30/1998      87,500         --             --             --        14,583(5)
  Vice President              9/30/1999     155,625    150,000(4)           --            --        25,000(5)
                             Stub Period     65,846         --             --             --        25,000(5)
                             12/31/2000     165,375    105,882             --             --        25,000(5)

W. Anderson Geater, Jr.,...   9/30/1998          --         --             --             --            --
  Chief Financial Officer     9/30/1999          --         --             --             --            --
                             Stub Period         --         --             --             --            --
                             12/31/2000     106,250     50,000             --         10,000            --

J. Peter Scherer,..........   9/30/1998          --         --             --             --            --
  Chief Operating Officer     9/30/1999          --         --             --             --            --
                             Stub Period     31,250      1,442        100,000(6)       2,500            --
                             12/31/2000     131,250     55,000             --         10,000            --

-------------------------
(1) On April 14, 1999, Bingham granted Mr. Klein 10,000 shares of restricted stock of which 5% vest on April 14 of each of 2000 and 2001 and 25% vest on April 14 of each of 2002 and 2003 and the balance vests on April 14, 2004. As of December 31, 2000, the value of these restricted shares (as determined in accordance with the rules promulgated by the SEC) was $22,500. If dividends on Bingham's common stock are paid, Mr. Klein has the right to receive any dividends paid on these restricted shares.

(2) Mr. Bober earned this bonus for services rendered to Bingham for the period from March of 1998 through March of 1999. This bonus was paid in 17 equal monthly installments beginning September 1, 1999.

(3) Represents contribution to an annuity plan of Mr. Bober's choice.

(4) Mr. Weber earned this bonus for services rendered to Bingham for the period from March of 1998 through March of 1999. This bonus was paid in 17 equal monthly installments beginning September 1, 1999.

(5) Represents contribution to an annuity plan of Mr. Weber's choice.

(6) On October 1, 1999, Bingham granted Mr. Scherer 9,709 shares of restricted stock of which 5% vest on October 1 of each of 2000 and 2001 and 25% vest on October 1 of each of 2002 and 2003 and the balance vests on October 1 , 2004. As of December 31, 2000, the value of these restricted shares (as determined in accordance with the rules promulgated by the SEC) was $21,845. If dividends on Bingham's common stock are paid, Mr. Scherer has the right to receive any dividends paid on these restricted shares.

STOCK OPTIONS

     The following table sets forth summary information concerning individual grants of stock options made to each of the Named Executive Officers during the Stub Period and the fiscal year ended December 31, 2000:

           OPTION GRANTS IN THREE MONTHS ENDED DECEMBER 31, 1999 AND
                      FISCAL YEAR ENDED DECEMBER 31, 2000

                                                                                             POTENTIAL REALIZABLE
                                                   % OF TOTAL                                  VALUE AT ASSUMED
                                    NUMBER OF       OPTIONS                                 ANNUAL RATES OF STOCK
                                      SHARES        GRANTED       EXERCISE                  PRICE APPRECIATION FOR
                                    UNDERLYING         TO          PRICE                        OPTION TERM(2)
                                     OPTIONS       EMPLOYEES        PER       EXPIRATION    ----------------------
NAME                                 GRANTED      IN PERIOD(1)     SHARE         DATE          5%           10%
----                                ----------    ------------    --------    ----------       --           ---
Ronald A. Klein.................      30,000(3)      34.9%         $ 7.25      12/20/09     $136,784     $346,638
Daniel E. Bober.................          --            --             --            --           --           --
Creighton J. Weber..............          --            --             --            --           --           --
W. Anderson Geater, Jr..........      10,000(4)       11.7           7.00        5/8/10       44,022      111,562
J. Peter Scherer................       2,500(5)        2.9          10.00       10/1/09       15,722       39,843
                                      10,000(6)       11.7           7.00        5/8/10       44,022      111,562

-------------------------
(1) Based on a total of 85,750 option shares granted to our employees under our Second Amended and Restated 1997 Stock Option Plan during the Stub Period and the fiscal year ended December 31, 2000.

(2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price but do not include deductions for taxes or other expenses associated with the exercise of the options or the sale of the underlying shares of common stock. The 5% and 10% assumed rates of appreciation are mandated by rules of the SEC and do not represent our estimate or projection of the future price of our common stock. There can be no assurance that any of the values reflected in this table will be achieved. The actual gains, if any, will depend on the future performance of the common stock, the optionee's continued employment through applicable vesting periods and the date on which the options are exercised.

(3) This grant was made December 20, 1999.

(4) This grant was made May 8, 2000.

(5) This grant was made October 1, 1999.

(6) This grant was made May 8, 2000.

     The following table sets forth the number of shares of common stock acquired upon the exercise of stock options by each Named Executive Officer during three months ended December 31, 1999 and the fiscal year ended December 31, 2000 and the number and value of securities underlying unexercised options held by each Named Executive Officer as of December 31, 2000:

      AGGREGATED OPTION EXERCISES IN THREE MONTHS ENDED DECEMBER 31, 1999
       AND FISCAL YEAR ENDED DECEMBER 31, 2000 AND YEAR-END OPTION VALUES

                                                           NUMBER OF SECURITIES
                                                          UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                            SHARES              OPTIONS AT               IN-THE-MONEY OPTIONS AT
                                           ACQUIRED        DECEMBER 31, 2000(1)            DECEMBER 31, 2000(2)
                                              ON       ----------------------------    ----------------------------
NAME                                       EXERCISE    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                                       --------    -----------    -------------    -----------    -------------
Ronald A. Klein........................      --          11,666          23,334            N/A             N/A
Daniel E. Bober........................      --              --              --            N/A             N/A
Creighton J. Weber.....................      --              --              --            N/A             N/A
W. Anderson Geater, Jr.................      --              --          10,000            N/A             N/A
J. Peter Scherer.......................      --             833          11,667            N/A             N/A

-------------------------
(1) All options granted under our Second Amended and Restated 1997 Option Plan must be exercised within ten years of the date of grant.

(2) None of the options included in this table were in the money as of December 31, 2000.

DIRECTOR COMPENSATION

     Directors who are not employees of Bingham are entitled to an annual retainer fee of $12,000, payable $3,000 per calendar quarter. Each of Mark A. Gordon, Brian M. Hermelin and Robert H. Orley earned directors' fees of $3,000 and $12,000 for services during the three months ended December 31, 1999 and the fiscal year ended December 31, 2000, respectively. Although Arthur A. Weiss earned director's fees of the same amounts for services during those periods, he declined such fees. James Raiskin, who resigned as a director in December 2000, earned directors' fees of $3,000 and $9,000 for services during the three months ended December 31, 1999 and the fiscal year ended December 31, 2000, respectively.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     From June 11, 1999 to March 19, 2000, the members of the Compensation Committee of our board of directors were Mr. Hermelin, Mr. Weiss and James Raiskin, who resigned from the board of directors on December 13, 2000. From March 19, 2000 to December 13, 2000, the members were Messrs. Hermelin, Weiss, Raiskin and Orley. Since December 13, 2000, the members have been Messrs. Hermelin, Weiss and Orley. Mr. Weiss' law firm provided services to Bingham in fiscal year ended December 31, 2000. Please see "Item 13 -- Certain Relationships and Related Transactions".

EMPLOYMENT AGREEMENTS

     We have entered into an employment agreement with Ronald A. Klein under which Mr. Klein serves as Bingham's Chief Executive Officer and President. Mr. Klein's employment agreement is for an initial term of three years ending December 31, 2002. The term is automatically renewed for successive one year periods unless either party terminates the agreement. Mr. Klein's annual base salary in the first, second and third year of the agreement is $250,000, $275,000 and $300,000, respectively. After the third year, the base salary will be increased by 5% or more per year as determined by our board. Mr. Klein will be paid an annual bonus under the terms of an executive bonus plan to be agreed upon by us and Mr. Klein. The agreement provides for a cash payment of up to
2.99 times Mr. Klein's base salary if there is a change in control of Bingham. Mr. Klein's employment agreement precludes him for the term of the agreement plus 18 months, from diverting business from Bingham or its subsidiaries or inducing anyone to leave the employment of Bingham or its subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Based upon information available to us, the following table shows, as of April 20, 2001, the shareholdings of:

     - each person known to us to be the beneficial owner of more than 5% of our common stock;

     - each of our directors;

     - each Named Executive Officer; and

     - all of our executive officers and directors as a group.

NAME AND ADDRESS OF                                        AMOUNT AND NATURE OF         PERCENT OF
BENEFICIAL OWNER                                           BENEFICIAL OWNERSHIP    OUTSTANDING SHARES(1)
-------------------                                        --------------------    ---------------------
Gary A. Shiffman.......................................           86,999(2)                3.31%
31700 Middlebelt Road, Suite 145
Farmington Hills, MI 48334

Ronald A. Klein........................................           30,333(3)                 1.15
260 E. Brown Street, Suite 200
Birmingham, MI 48009

Robert H. Orley........................................           92,500(4)                 3.52
2000 North Woodward, Suite 130
Bloomfield Hills, MI 48304

Brian M. Hermelin......................................          137,000(5)                 5.22
2064 D Street
Belleville, MI 48111

Arthur A. Weiss........................................          151,920(6)                 5.77
One Woodward Avenue, Suite 2400
Detroit, MI 48226

Daniel E. Bober........................................          113,784(7)                 4.33
260 E. Brown Street, Suite 200
Birmingham, MI 48009

Creighton J. Weber.....................................          113,584                    4.33
260 E. Brown Street, Suite 200
Birmingham, MI 48009

Mark A. Gordon.........................................              500(8)                    *
3155 W. Big Beaver road
Troy, Michigan 48084

W. Anderson Geater, Jr.................................            3,333(9)                    *
260 E. Brown Street, Suite 200
Birmingham, MI 48009

J. Peter Scherer.......................................           13,875(10)                   *
260 E. Brown Street, Suite 200
Birmingham, MI 48009

Lois T. Shiffman.......................................          247,714(11)                9.42
5315 Isle Royale Ct
West Bloomfield, MI 48323

All current executive officers and directors as a group
  (10 persons)(12).....................................          743,828                   27.83

-------------------------
* Less than 1% of the outstanding shares.

 (1) In accordance with SEC regulations, the percentage calculations are based on 2,623,462 shares of common stock issued and outstanding as of April 20, 2001 plus shares of common stock which may be acquired pursuant to options exercisable within 60 days of April 20, 2001 by each individual or group listed.

 (2) Includes 8,333 shares of common stock which may be acquired pursuant to options exercisable within 60 days of April 20, 2001.

 (3) Includes 13,333 shares of common stock which may be acquired pursuant to options exercisable within 60 days of April 20, 2001 and 1,000 shares of common stock held by a trust for the benefit of Mr. Klein's wife.

 (4) Includes 5,000 shares of common stock which may be acquired pursuant to options exercisable within 60 days of April 20, 2001. Includes 60,000 shares held by the Four O Group, L.L.C., a Michigan limited liability company, which are attributable to Mr. Orley because he is the manager of the limited liability company. Includes 7,500 shares held by Mr. Orley's wife which are attributable to him.

 (5) Includes 5,000 shares of common stock which may be acquired pursuant to options exercisable within 60 days of April 20, 2001. Includes 70,000 shares of common stock held by Kamar J. Fabri, a Michigan limited partnership, and 18,000 shares of common stock held by Lamm Investments, a Michigan limited partnership, which are attributable to Mr. Hermelin because he is the President of Gamm, Inc. a Michigan corporation and the general partner of the partnerships.

 (6) Includes 49,420 shares of common stock held by the Lois T. Shiffman Qualified Annuity Trust u/t/a dated March 20, 2000, of which Mr. Weiss is the sole trustee; 22,500 shares of common stock held by the 1997 Shiffman Charitable Remainder Trust, of which Mr. Weiss is the co-trustee; or 67,000 shares of common stock owned by, and 5,000 shares of common stock which may be acquired pursuant to options exercisable within 60 days of April 20, 2001 by, the estate of Milton M. Shiffman, of which Mr. Weiss is the co-personal representative. Mr. Weiss disclaims beneficial ownership of all such shares. Includes 5,000 shares of common stock which may be acquired pursuant to options exercisable within 60 days of April 20, 2001.

 (7) Includes 200 shares of common stock held by two trusts for the benefit of Mr. Bober's children, as to which beneficial ownership is disclaimed.

 (8) Includes 500 shares of common stock which may be acquired pursuant to options exercisable within 60 days at April 20, 2001.

 (9) Includes 3,333 shares of common stock which may be acquired pursuant to options exercisable within 60 days of April 20, 2001.

(10) Includes 4,166 shares of common stock which may be acquired pursuant to options exercisable within 60 days of April 20, 2001.

(11) Includes 22,500 shares of common stock held by the 1997 Shiffman Charitable Remainder Trust, of which Mrs. Shiffman is the co-trustee. Includes 67,000 shares of common stock held by the estate of Milton M. Shiffman, of which Mrs. Shiffman is a co-personal representative, and 5,000 shares of common stock which may be acquired by the estate pursuant to options exercisable within 60 days of April 20, 2001.

(12) Includes 49,665 shares of common stock which may be acquired pursuant to options exercisable within 60 days of April 20, 2001. Includes 139,120 shares of common stock owned by executive officers and directors and 5,000 shares of common stock which may be acquired by executive officers and directors pursuant to options exercisable within 60 days of April 20, 2001 with respect to which beneficial ownership is disclaimed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the fiscal year ended December 31, 2000, the law firm of Jaffe, Raitt, Heuer & Weiss, Professional Corporation, acted as our general counsel and represented us in various matters. Arthur A. Weiss, one of our directors, is a shareholder of Jaffe, Raitt, Heuer & Weiss.

     Gary A. Shiffman is a director and executive officer of Sun Communities, Inc. Mr. Weiss is also a director of Sun. Through its operating subsidiary, Sun Communities Operating Limited Partnership, Sun currently provides financing to the Company through three separate facilities: a $4.0 million subordinated term loan, bearing interest at the rate of 9.75% per annum (the "Term Loan"); a $10.0 million subordinated demand line of credit, bearing interest at a rate of LIBOR plus a spread (the "$10 Million Line"); and a $50.0 million subordinated demand line of credit, bearing interest at a rate of LIBOR plus a spread (the "$50 Million Line" and, together with the Term Loan and $10 Million Line, the "Subordinated Debt Facilities"). The Term Loan matures on September 30, 2004. The Term Loan may be paid in full or in part without premium or penalty subject to approval of Bingham's non-employee directors.

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

     Bingham has granted the Sun operating partnership a subordinated security interest in substantially all of its assets to secure its obligations under the Subordinated Debt Facilities.

     In connection with the Term Loan, in 1997 we issued warrants to Sun to purchase up to 400,000 shares of common stock at our initial public offering price of $10 per share. In exchange for offering us as a preferred financing source to potential home buyers in Sun's communities we granted Sun options to purchase 330,000 shares of our common stock. These options vest in eight equal annual amounts beginning in January 2001. In April 1999, we began to pay Sun a 1% origination fee for loans originated in Sun's communities, similar to our arrangements with our other dealers. For the year ended December 31, 2000, we paid Sun approximately $44,000 under this arrangement.

     As part of our plan to conduct all of our manufactured home loan origination operations through Dynex Financial, Inc., in March 2000 Dynex Financial purchased $66.9 million of loans from MHFC, Inc., a subsidiary of Bingham specializing in manufactured home lending, and we sold MHFC to Gwenuc, LLC, a limited liability company owned by Gary A. Shiffman, Chairman of Bingham. Gwenuc paid us $400,000 in cash and assumed $2.7 million of seller financed debt to us.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: April 26, 2001
                                          BINGHAM FINANCIAL SERVICES
                                          CORPORATION

                                          By: /s/ RONALD A. KLEIN
                                            ------------------------------------
                                            Ronald A. Klein
                                            President and Chief Executive
                                              Officer

                                 EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
     2.1   Agreement and Plan of Merger dated as of February 17, 1998 by and among Bingham Financial Services Corporation, BAC
           Acquiring Corp., BSC Acquiring Corp., Bloomfield Acceptance
           Company, L.L.C., and Bloomfield Acceptance Company, L.L.C.
           (Incorporated by reference to Exhibit 2.1 to Bingham's
           Current Report on Form 8-K dated March 5, 1998)
     2.2   Purchase Agreement dated as of November 27, 1999 by and
           among DFI Acquiring Corp., Dynex Capital, Inc., Dynex
           Holding, Inc. (incorporated by reference to Exhibit 2.1 to
           Bingham's Current Report on Form 8-K filed December 30,
           1999)
     2.3   Reorganization Agreement dated as of June 30, 1999, by and
           Bingham Financial Services Corporation, DMR Financial
           Services, Inc., Hartger & Willard Mortgage Associates, Inc.
           and Detroit Mortgage and Realty Company (Incorporated by
           reference to Exhibit 2.1 to Bingham's Current Report on Form
           8-K dated July 14, 1999)
     2.4   Amended and Restated Agreement and Plan of Merger dated May
           16, 2000 between Bingham and Franklin Bank, N.A.
           (Incorporated by reference to Exhibit 2.4 to Bingham's
           Annual Report on Form 10-K/A dated September 1, 2000).
     3.1   Amended and Restated Articles of Incorporation of Bingham
           Financial Services Corporation (Incorporated by reference to
           Exhibit 3.1 to Bingham's Registration Statement on Form S-1;
           File No. 333-34453)
     3.2   Amended and Restated Bylaws of Bingham Financial Services
           Corporation (Incorporated by reference to Exhibit 3.3 to
           Bingham's registration Statement on Form S-1; File No.
           333-34453)
     4.1   Shareholders Agreement dated March 5, 1998 (Incorporated by reference to Exhibit 2.7 to Bingham's Current Report on Form
           8-K dated March 13, 1998)
     4.2   Amendment to Merger Agreement, Shareholders Agreement and
           Employment Agreements, dated February 21, 1999 (Incorporated by reference to Exhibit 4.2 to Bingham's Annual Report on
           Form 10-K dated December 29, 1999)
     4.3   Bloomfield Shareholders Agreement dated March 5, 1998
           (Incorporated by reference to Exhibit 2.6 to Bingham's
           Current Report on Form 8-K dated March 13, 1998)
     4.4   Form of Registration Rights Agreement dated April 27, 1999 with respect to an aggregate of 800,330 shares (Incorporated by reference to Exhibit 4.1 to Bingham's Quarterly Report on
           Form 10-Q dated August 14, 2000)
     4.5   Bingham Financial Services Corporation Second Amended and
           Restated 1997 Stock Option Plan (Incorporated by reference to Exhibit 4.2 to Bingham's Quarterly Report on Form 10-Q
           dated August 14, 2000)
    10.1   Participants Support Agreement between Bingham and Sun
           Communities, Inc. (assigned to Sun Communities Operating
           Limited Partnership as of December 31, 1997) entered into on
           September 30, 1997, but effective as of July 1, 1997
           (Incorporated by reference to Exhibit 10.1 to Bingham's
           Registration Statement on Form S-1; File No. 333-34453)
    10.2   Amendment to Participants Support Agreement between Bingham
           Financial Services Corporation and Sun Communities Operating
           Limited Partnership, dated as of April 1, 1999 (Incorporated by reference to Exhibit 10.2 to Bingham's Annual Report on
           Form 10-K dated December 29, 1999)
    10.3   Administration Agreement between Bingham Financial Services
           Corporation and Sun Communities, Inc., dated July 1, 1997
           (Incorporated by reference to Exhibit 10.3 to Bingham's
           Registration Statement on Form S-1; File No. 333-34453)
    10.4   Form of Indemnification Agreement between Bingham and its
           directors (Incorporated by reference to Exhibit 10.4 to
           Bingham's Registration Statement on Form S-1; File No.
           333-34453)
    10.5   Employment Agreement dated as of March 4, 1998 by and
           between Bingham and Daniel E. Bober (Incorporated by
           reference to Exhibit 2.4 to Bingham's Current Report on Form
           8-K dated March 5, 1998)

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
    10.6   Employment Agreement dated as of March 4, 1998 by and
           between Bingham and Creighton J. Weber (Incorporated by
           reference to Exhibit 2.5 to Bingham's Current Report on Form
           8-K dated March 5, 1998)
    10.7   Subordinated Loan Agreement dated September 30, 1997 between
           Bingham and Sun Communities, Inc. (assigned to Sun
           Communities Operating Limited Partnership as of December 31,
           1997) (Incorporated by reference to Exhibit 10.7 to
           Bingham's Registration Statement on Form S-1; File No.
           333-34453)
    10.8   Term Promissory Note, dated September 30, 1997 between
           Bingham and Sun Communities, Inc. (assigned to Sun
           Communities Operating Limited Partnership as of December 31,
           1997) (Incorporated by reference to Exhibit 10.9 to
           Bingham's Registration Statement on Form S-1; File No.
           333-34453)
    10.9   Loan Agreement between Bingham and Sun Communities Operating
           Limited Partnership, dated March 1, 1998 (Incorporated by
           reference to Exhibit 10.10 to Bingham's Current Report on
           Form 10-K, for the year ended September 30, 1998)
    10.10  Loan Agreement between Bingham and Sun Communities Operating
           Limited Partnership, dated March 30, 1999 (Incorporated by reference to Exhibit 10.12 to Bingham's Annual Report on
           Form 10-K dated December 29, 1999)
    10.11  Demand Promissory Note executed by Bingham in favor of Sun
           Communities Operating Limited Partnership, dated March 30,
           1999 (Incorporated by reference to Exhibit 10.13 to
           Bingham's Annual Report on Form 10-K dated December 29,
           1999)
    10.12  First Amendment to Loan Agreement dated March 1, 1998, between Bingham Financial Services Corporation and Sun
           Communities Operating Limited Partnership, dated as of June
           11, 1999 (Incorporated by reference to Exhibit 10.14 to
           Bingham's Annual Report on Form 10-K dated December 29,
           1999)
    10.13  Amended Demand Promissory Note between Bingham and Sun
           Communities Operating Limited Partnership, dated as of June
           11, 1999 (Incorporated by reference to Exhibit 10.15 to
           Bingham's Annual Report on Form 10-K dated December 29,
           1999)
    10.14  First Amendment to Subordinated Loan Agreement dated
           September 30, 1997 between Bingham Financial Services
           Corporation and Sun Communities Operating Limited
           Partnership, dated as of June 11, 1999 (Incorporated by
           reference to Exhibit 10.16 to Bingham's Annual Report on
           Form 10-K dated December 29, 1999)
    10.15  Detachable Warrant Agreement, dated September 30, 1997 between Bingham and Sun Communities, Inc. (assigned to Sun
           Communities Operating Limited Partnership as of December 31,
           1997) (Incorporated by reference to Exhibit 10.12 to
           Bingham's Registration Statement on Form S-1; File No.
           333-34453)
    10.16  Warehousing Credit and Security Agreement dated as of April
           1, 2000 among Bloomfield Servicing Company, L.L.C.,
           Bloomfield Acceptance Company, L.L.C. and Residential
           Funding Corporation (Incorporated by reference to Exhibit
           10.1 to Bingham's Quarterly Report on Form 10-Q dated August
           14, 2000)
    10.17  First Amendment dated as of July 17, 2000 to Warehousing
           Credit and Security Agreement dated as of April 1, 2000
           among Bloomfield Servicing Company, L.L.C., Bloomfield
           Acceptance Company, L.L.C. and Residential Funding
           Corporation (Incorporated by reference to Exhibit 10.2 to
           Bingham's Quarterly Report on Form 10-Q dated August 14,
           2000)
    10.18  Security Agreement dated December 13, 1999 between Bingham and Sun Communities Operating Limited Partnership
           (Incorporated by reference to Exhibit 10.3 to Bingham's
           Quarterly Report on Form 10-Q dated August 14, 2000)
    10.19  Amended and Restated Security Agreement dated as of December
           13, 1999 between Sun Communities Operating Limited
           Partnership and Bingham (Incorporated by reference to
           Exhibit 10.14 to Sun Communities Inc.'s Registration
           Statement on Form S-3 dated January 31, 2001)

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
    10.20  Amendment to Amended and Restated Security Agreement dated as of October 20, 2000 between Sun Communities Operating
           Limited Partnership and Bingham (Incorporated by reference to Exhibit 10.20 to Sun Communities Inc.'s Registration
           Statement on Form S-3 dated January 31, 2001)
    10.21  Supplemental Agreement Regarding Assignment of Notes, Loan
           Agreements and Security Agreements as Collateral Security
           between Sun Communities Operating Limited Partnership and
           Bingham effective as of December 13, 1999 and December 17,
           1999 (Incorporated by reference to Exhibit 10.16 to Sun
           Communities Inc.'s Registration Statement on Form S-3 dated
           January 31, 2001)
    10.22  Supplemental Agreement Regarding Assignment of Note, Loan
           Agreement and Security Agreement as Collateral Security
           between Sun Communities Operating Limited Partnership and
           Bingham effective as of December 13, 1999 (previously filed)
    10.23  Supplemental Agreement Regarding Assignment of Note, Loan
           Agreement and Security Agreement as Collateral Security
           between Sun Communities Operating Limited Partnership and
           Bingham effective as of December 13, 1999 (previously filed)
    10.24  Supplemental Agreement Regarding Assignment of Note and
           Security Agreement as Collateral Security between Sun
           Communities Operating Limited Partnership and Bingham
           effective as of March 16, 2000 (Incorporated by reference to
           Exhibit 10.18 to Sun Communities Inc.'s Registration
           Statement on Form S-3 dated January 31, 2001)
    10.25  Second Amended Demand Promissory Note dated December 13,
           1999 executed by Bingham in favor of Sun Communities
           Operating Limited Partnership (Incorporated by reference to
           Exhibit 10.4 to Bingham's Quarterly Report on Form 10-Q
           dated August 14, 2000)
    10.26  Employment Agreement dated January 1, 2000 between Bingham and Ronald A. Klein (Incorporated by reference to Exhibit
           10.5 to Bingham's Quarterly Report on Form 10-Q dated August
           14, 2000)
    10.27  Second Amended and Restated Master Repurchase Agreement
           Dated as of March 15, 2000 among Lehman Commercial Paper
           Inc., Bloomfield Acceptance Company, LLC, MHFC, Inc., and
           Dynex Financial, Inc. (Incorporated by reference to Exhibit
           10.6 to Bingham's Quarterly Report on Form 10-Q dated August
           14, 2000)
    10.28  Amendment No. 1 dated as of March 16, 2000 to the Second
           Amended and Restated Master Repurchase Agreement dated as of
           March 15, 2000 among Lehman Commercial Paper Inc.,
           Bloomfield Acceptance Company, LLC, MHFC, Inc., and Dynex
           Financial, Inc. (Incorporated by reference to Exhibit 10.7 to Bingham's Quarterly Report on Form 10-Q dated August 14,
           2000)
    10.29  Amendment No. 2 dated as of May 12, 2000 to the Second
           Amended and Restated Master Repurchase Agreement dated as of
           March 15, 2000 among Lehman Commercial Paper, Inc.,
           Bloomfield Acceptance Company, LLC, MHFC, Inc., and Dynex
           Financial, Inc. (previously filed)
    10.30  Amendment No. 3 dated as of November   , 2000 to the Second
           Amended and Restated Master Repurchase Agreement dated as of
           March 15, 2000 among Lehman Commercial Paper Inc.,
           Bloomfield Acceptance Company, LLC, MHFC, Inc., and Dynex
           Financial, Inc. (previously filed)
    10.31  Amendment No. 4 dated as of December   , 2000 to the Second
           Amended and Restated Master Repurchase Agreement dated as of
           March 15, 2000 among Lehman Commercial Paper Inc.,
           Bloomfield Acceptance Company, LLC, MHFC, Inc., and Dynex
           Financial, Inc. (previously filed)
    10.32  Credit Agreement dated March 31, 2000 among Bingham, Dynex
           Financial, Inc., and Michigan National Bank (Incorporated by
           reference to Exhibit 10.8 to Bingham's Quarterly Report on
           Form 10-Q dated August 14, 2000)

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
    10.33  Secured Promissory Note dated March 31, 2000 executed by
           Bingham and Dynex Financial, Inc. in favor of Michigan
           National Bank (Incorporated by reference to Exhibit 10.9 to
           Bingham's Quarterly Report on Form 10-Q dated August 14,
           2000)
    10.34  Security Agreement dated March 31, 2000 between Michigan
           National Bank and Dynex Financial, Inc. (Incorporated by
           reference to Exhibit 10.10 to Bingham's Quarterly Report on
           Form 10-Q dated August 14, 2000)
    10.35  Security Agreement dated March 31, 2000 between Michigan
           National Bank and Bingham (Incorporated by reference to
           Exhibit 10.11 to Bingham's Quarterly Report on Form 10-Q
           dated August 14, 2000)
    10.36  Stock Purchase Agreement dated as of March 17, 2000 between
           Bingham and Gwenuc, LLC (Incorporated by reference to
           Exhibit 2.2 to Bingham's Report on Form 8-K filed March 23,
           2000)
    10.37  Certificate of Merger for BAC Acquiring Corp. and Bloomfield
           Acceptance Company, L.L.C., dated March 5, 1998.
           (Incorporated by reference to Exhibit 2.2 to Bingham's
           Current Report on Form 8-K dated March 13, 1998)
    10.38  Certificate of Merger for BSC Acquiring Corp. and Bloomfield
           Servicing Company, L.L.C., dated March 5, 1998.
           (Incorporated by reference to Exhibit 2.3 to Bingham's
           Current Report on Form 8-K dated March 13, 1998)
    10.39  Membership Pledge Agreement dated December 13, 1999 between
           Sun Communities Operating Limited Partnership and Bingham
           (Incorporated by reference to Exhibit 10.13 to Sun
           Communities Inc.'s Registration Statement on Form S-3 dated
           January 31, 2001)
    10.40  Stock Pledge Agreement dated December 13, 1999 between Sun
           Communities Operating Limited Partnership and Bingham
           (Incorporated by reference to Exhibit 10.15 to Sun
           Communities Inc.'s Registration Statement on Form S-3 dated
           January 31, 2001)
    10.41  Stock Pledge Agreement dated October 20, 2000 between Sun
           Communities Operating Limited Partnership and Bingham
           (Incorporated by reference to Exhibit 10.19 to Sun
           Communities Inc.'s Registration Statement on Form S-3 dated
           January 31, 2001)
    10.42  First Amendment to Loan Agreement dated March 1, 1998, between Bingham Financial Services Corporation and Sun
           Communities Operating Limited Partnership, dated as of
           December 13, 1999 (Incorporated by reference to Exhibit
           10.11 to Sun Communities Inc.'s Registration Statement on
           Form S-3 dated January 31, 2001)
    10.43  Form of Participants Option of Sun Communities, Inc.
           (assigned to Sun Communities Operating Limited Partnership as of December 31, 1997)(Incorporated by reference to
           Exhibit 10.2 to Bingham's Registration Statement on Form
           S-1: File No. 333-34453)
    10.44  Amendment No. 5 dated as of April 9, 2001 to the Second
           Amended and Restated Master Repurchase Agreement dated as of
           March 15, 2000 among Lehman Commercial Paper, Inc.,
           Bloomfield Acceptance Company, LLC, MHFC, Inc., and Dynex
           Financial, Inc. (filed herewith)
    10.45  Pooling and Servicing Agreement dated as of February 1, 2001 among Lehman ABS Corporation, Origen Financial, Inc.,
           Vanderbilt Mortgage and Finance, Inc. and LaSalle Bank
           National Association (Incorporated by reference to Exhibit
           4.1 to Lehman ABS Corporation's Current Report on Form 8-K
           filed April 12, 2001)
    10.46  Manufactured Housing Contract Purchase Agreement dated as of
           February 1, 2001 among Lehman ABS Corporation, Origen
           Financial, Inc., and Bingham Financial Services Corporation
           (Incorporated by reference to Exhibit 10.1 to Lehman ABS
           Corporation's Current Report on Form 8-K filed April 12,
           2001)
    21     List of Subsidiaries (previously filed)
    24     Power of Attorney (contained on the signature page to this
           Annual Report on Form 10-K)

                                                                   EXHIBIT 10.44

                                AMENDMENT NO. 5
         TO THE SECOND AMENDED AND RESTATED MASTER REPURCHASE AGREEMENT

         This is Amendment No. 5 (the "Amendment No. 5"), dated as of April 9, 2001 (the "Amendment Date"), by and between Lehman Commercial Paper Inc. (the "Buyer"), Bloomfield Acceptance Company, L.L.C. ("BAC"), and Dynex Financial, Inc. ("Dynex", and together with BAC, the "Sellers") to that certain Second Amended and Restated Master Repurchase Agreement dated as of March 15, 2000, as amended by that certain Amendment No. 1 to the Second Amended and Restated Master Repurchase Agreement, dated as of March 16, 2000, as further amended by that certain Amendment No. 2 to the Second Amended and Restated Master Repurchase Agreement, dated as of May 12, 2000, as further amended by that certain Amendment No. 3 to the Second Amended and Restated Master Repurchase Agreement, dated as of November 16, 2000, as further amended by that certain Amendment No. 4 to the Second Amended and Restated Master Repurchase Agreement, dated as of December 6, 2000 (together the "Existing Repurchase Agreement").

                              W I T N E S S E T H

         WHEREAS, the Sellers and the Buyer have agreed, subject to the terms and conditions of this Amendment No. 5 that the Existing Repurchase Agreement be amended to reflect certain agreed upon revisions to the terms of the Existing Repurchase Agreement.

         WHEREAS, Bingham Financial Services ("Bingham") is contemplating entering into a transaction or combination of transactions, including but not limited to the investment of equity in Bingham, which would result in a new capital structure of Bingham in a form acceptable to Buyer in its sole discretion (a "Recapitalization").

         Accordingly, the Sellers and the Buyer hereby agree, in consideration of the mutual premise and mutual obligations set forth herein, that the Existing Repurchase Agreement is hereby amended as follows:

1.       Repurchase Date.

(a) Section 2 of the Existing Repurchase Agreement is hereby amended by deleting the definition of Final Repurchase Date in its entirety and replacing it with the following language:

                  "Final Repurchase Date" shall mean June 30, 2001 or such earlier date to which it may be accelerated pursuant to
                  Section 8 of this Agreement.

(b) Exhibit I, Part 3 of the Existing Repurchase Agreement is hereby amended by providing that (i) the Final Repurchase Date for all Loan Types shall be June 30, 2001 or such earlier date to which it may be accelerated pursuant to Section 8 of the Repurchase Agreement, and
         (ii) the Total Committed Amount shall be $25,000,000.

2. Recapitalization. In the event that the Sellers fail to provide evidence to the Buyer, on or before May 31, 2001 (which evidence is acceptable to the Buyer in its sole discretion), that Bingham has carried out or has the necessary commitments with the respective investors, lenders or other counterparties as appropriate to enter into a Recapitalization, the Sellers and the Buyer agree that the Buyer's obligation to enter into further Transactions with the Sellers shall immediately terminate, and the Buyer will not enter into any further Transactions under the Repurchase Agreement after May 31, 2001.

3. Financial Covenants. Notwithstanding anything set forth in the Existing Repurchase Agreement, with respect to the period from January 31, 2000 through and including June 30, 2001, Section 13 of the Existing Repurchase Agreement is hereby amended by:

         (a) deleting the existing Section 13(a)(xiv) in its entirety and replacing it with the following language:

                  (xiv) Guarantor's Tangible Net Worth shall at any time be less than $12,000,000;

4. Effective Date. This Amendment shall become effective on the date (the "Amendment Effective Date") on which the following conditions precedent shall have been satisfied:

         (a) On the Amendment Effective Date, the Buyer shall have received the following, each of which shall be satisfactory to the
                  Buyer:

                  (i) this Amendment, executed and delivered by a duly authorized officer of each of the Sellers and the Buyer;

                  (ii) payment of an amendment and extension fee by the Seller to the Buyer in an amount equal to $150,000: subject to phone call by Gary Shiffman

                  (iii) that certain letter agreement dated April 3, 2001 related to the Recapitalization and term warehouse facility proposal, executed and delivered by a duly authorized officer each of Bingham and the Buyer; and

                  (iv) such other documents as the Buyer or counsel to the Buyer may reasonably request.

         (b) On the Amendment Effective Date, (i) each Seller shall be in compliance with all the terms and provisions set forth in the Existing Repurchase Agreement, as amended by this Amendment No. 5, on its part to be observed or performed, (ii) the representations and warranties made and restated by each Seller shall be true and completed on and as of such date with the same force and effect as if made on and as of such date, and (iii) no Default shall have occurred and be continuing on such date.

5. Except as expressly amended and modified by this Amendment, the Existing Repurchase Agreement shall continue to be, and shall remain, in full force and effect in accordance with its terms.

6. This Amendment No. 5 shall be construed in accordance with the laws of the State of New York, and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

7. This Amendment No. 5 may be executed in one or more counterparts and by different parties hereto on separate counterparts, each of which, when so executed, shall constitute one and the same agreement.

8. This Amendment No. 5 shall inure to the benefit of and be binding upon the Buyer and the Sellers under the Existing Repurchase Agreement, and their respective successors and permitted assigns.

                    [Signatures Commence on Following Page]

         IN WITNESS WHEREOF, the parties have caused their names to be signed hereto by their respective officers thereunto duly authorized as of the day and year first above written.

                                   LEHMAN COMMERCIAL PAPER INC.

                                   Buyer

                                   By: /s/ Fred C. Madonna
                                      ------------------------------
                                   Name: Fred C. Madonna
                                        ----------------------------
                                   Title: Authorized Signatory
                                         ---------------------------


                                   BLOOMFIELD ACCEPTANCE COMPANY.
                                   L.L.C.

                                   Seller

                                   By: /s/ Ronald A. Klein
                                      ------------------------------
                                   Name: Ronald A. Klein
                                        ----------------------------
                                   Title: Manager
                                         ---------------------------

                                   DYNEX FINANCIAL, INC.

                                   Seller

                                   By: /s/ Ronald A. Klein
                                      ------------------------------
                                   Name: Ronald A. Klein
                                        ----------------------------
                                   Title: Chairman
                                         ---------------------------

                                   BINGHAM FINANCIAL SERVICES
                                   CORPORATION

                                   Seller

                                   By: /s/ Ronald A. Klein
                                      ------------------------------
                                   Name: Ronald A. Klein
                                        ----------------------------
                                   Title: Chief Executive Officer
                                         ---------------------------