Form 10-Q
period 2001-03-31
BINGHAM FINANCIAL SERVICES CORP
filed 2001-05-15
CIK 1044862

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED March 31, 2001.

                                       OR

|_| Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

                For the Transition Period From _______ to _______

                         COMMISSION FILE NUMBER 0-23381

                     BINGHAM FINANCIAL SERVICES CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

        Michigan                                        38-3313951
(State of Incorporation)                  (I.R.S. Employer Identification No.)

                              260 East Brown Street
                                    Suite 200
                           Birmingham, Michigan 48009
          (Address of Principal Executive Offices, Including Zip Code)

                                 (248) 644-8838
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



                 Number of shares of Common Stock, no par value,
                  outstanding as of April 30, 2001, 2,623,462

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                      INDEX


                                                                                  PAGES
                                                                                  -----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

        Consolidated Balance Sheets as of March 31, 2001 (unaudited) and
                  December 31, 2000                                                   4

        Consolidated Statements of Operations (unaudited) for the Three
                  Months Ended March 31, 2001 and 2000                                5

        Consolidated Statements of Cash Flows (unaudited) for the Three Months
                  Ended  March 31, 2001 and 2000                                      6

        Notes to Consolidated Financial Statements                                 7-11


Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                             12-17

Item 3. Quantitative and Qualitative Disclosures About Market Risk                18-19


PART II - OTHER INFORMATION

Item 1.      Legal Proceedings                                                       20

Item 6. (a)  Exhibits Required by Item 601 of Regulation S-K                         20

Item 6. (b)  Reports on Form 8K                                                      21

             Signatures                                                              22

References made in this quarterly report to "we", "us", "our", "Bingham", the "Company", or the "Registrant" refer to Bingham Financial Services Corporation and its subsidiaries.

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                     BINGHAM FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                ----------------

                                                                         MARCH 31,      DECEMBER 31,
                                                                         ---------      ------------
                                                                           2001             2000
                                                                           ----             ----
                                                                       (UNAUDITED)
                            ASSETS                                     (In thousands, except shares)
   Cash and equivalents                                                 $    108         $   3,521
   Restricted cash                                                           158             1,628
   Loans receivable                                                       28,395            98,633
   Servicing rights                                                        9,718             9,143
   Servicing advances                                                      7,869             9,103
   Furniture, fixtures and equipment, net                                  2,387             2,554
   Deferred federal income taxes                                           8,000             8,446
   Loan sale proceeds receivable                                           6,185             6,603
   Residual interest in loans sold                                         8,095                --
   Other assets                                                            6,691             8,250
                                                                        --------         ---------
          Total assets                                                  $ 77,606         $ 147,881
                                                                        ========         =========


             LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued expenses                                $ 10,477         $  14,111
   Recourse liability                                                      7,864             9,313
   Advances under repurchase agreements                                   13,177            67,256
   Subordinated debt, net of debt discount
          of $317 and $336, respectively                                   3,683             3,664
   Notes payable                                                          30,754            42,697
                                                                        --------         ---------
         Total liabilities                                                65,955           137,041
                                                                        --------         ---------

Stockholders' equity:
   Preferred stock, no par value, 10,000,000 shares
        authorized; no shares issued and outstanding                          --                --
   Common Stock, no par value, 10,000,000 shares authorized;
        2,623,462 and 2,631,681 shares issued and outstanding at
        March 31, 2001 and December 31, 2000, respectively                27,310            27,488
   Paid-in capital                                                           749               727
   Accumulated other comprehensive income                                     --               115
   Unearned stock compensation                                              (925)           (1,142)
   Accumulated deficit                                                   (15,483)          (16,348)
                                                                        --------         ---------
         Total stockholders' equity                                       11,651            10,840
                                                                        --------         ---------
         Total liabilities and stockholders' equity                     $ 77,606         $ 147,881
                                                                        ========         =========

The accompanying notes are an integral part of the financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                ----------------


                                                                 THREE MONTHS ENDED MARCH 31,
                                                               ---------------------------------
                                                                  2001                 2000
                                                               -----------         -------------
REVENUES                                                     (In thousands, except per share data)
      Interest income on loans                                 $     3,384         $       4,118
      Mortgage origination and servicing fees                        2,903                 2,100
      Gain on sale and securitization of loans                       3,922                    30
      Other income                                                     758                   327
                                                               -----------         -------------
            Total revenues                                          10,967                 6,575
                                                               -----------         -------------

COSTS AND EXPENSES
      Interest expense                                               2,914                 3,538
      Provision for credit losses                                      790                 1,200
      General and administrative                                     5,025                 4,168
      Loss on interest rate swap                                       510                    --
      Restructuring costs                                               --                   796
      Other operating expenses                                         417                 1,226
                                                               -----------         -------------
            Total costs and expenses                                 9,656                10,928
                                                               -----------         -------------
      Income (loss) before income tax expense (benefit)              1,311                (4,353)
            Federal income tax expense (benefit)                       446                (1,456)
                                                               -----------         -------------
              Net income (loss)                                $       865         $      (2,897)
                                                               ===========         =============

      Weighted average common shares outstanding,
            Basic
                                                                 2,626,293             2,581,501
                                                               ===========         =============
            Diluted                                              2,626,293             2,581,501
                                                               ===========         =============

      Earnings (loss) per share,
            Basic                                              $      0.33         $       (1.12)
                                                               ===========         =============
            Diluted                                            $      0.33         $       (1.12)
                                                               ===========         =============


    The accompanying notes are an integral part of the financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                ----------------


                                                                    THREE MONTHS ENDED MARCH 31,
                                                                    ----------------------------
                                                                       2001            2000
                                                                     --------         --------
                                                                           (In thousands)
Cash flows from operating activities:
          Net cash provided by (used in) operating activities        $ 60,923         $(53,626)
                                                                     --------         --------

Cash flows from investing activities:
      Proceeds from sale of investment securities                       1,782               --
      Capital expenditures                                                (96)            (153)
                                                                     --------         --------
          Net cash provided by (used in) investing activities           1,686             (153)
                                                                     --------         --------

Cash flows from financing activities:
       Advances under repurchase agreements                            44,636           53,174
       Repayment of advances under repurchase agreements              (98,715)          (4,374)
       Advances on note payable                                        74,139           61,171
       Repayment of note payable                                      (86,082)         (54,523)
                                                                     --------         --------
          Net cash provided by (used in) financing activities         (66,022)          55,448
                                                                     --------         --------

Net change in cash and cash equivalents                                (3,413)           1,669
Cash and cash equivalents, beginning of period                          3,521               --
                                                                     --------         --------
Cash and cash equivalents, end of period                             $    108         $  1,669
                                                                     ========         ========



The accompanying notes are an integral part of the financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ----------------


1. BASIS OF PRESENTATION:

    The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly Bingham Financial Services Corporation's ("Bingham" or "the Company") financial condition and results of operations on a basis consistent with that of the Company's prior audited consolidated financial statements. Pursuant to rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

2. EARNINGS PER SHARE:

    Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the number of weighted average common shares outstanding. At March 31, 2001 and 2000 there were potential dilutive shares of common stock from outstanding stock options and warrants. Had these stock options and warrants been exercised they would have had an anti-dilutive effect on the earnings (loss) per share calculation. The effect of the anti-dilutive shares is not included in the earnings (loss) per share calculation for the periods ended March 31, 2001 or 2000.

    The following table presents a reconciliation of the numerator (income
    (loss) available to common shareholders) and denominator (weighted average common shares outstanding) for the basic and diluted income (loss) per share calculation:


                                                   Three Months Ended March  31,
-----------------------------------------------------------------------------------------------------
                                              2001                                2000
-----------------------------------------------------------------------------------------------------
                                                   (In thousands, except earnings per share)
                                                Earnings (loss)                       Earnings (loss)
                                   Shares          per share           Shares            per share
-----------------------------------------------------------------------------------------------------
Basic earnings (loss) per share     2,626           $  .33              2,582             $(1.12)
Net dilutive effect of:
    Options                             -                -                  -                  -
    Warrants                            -                -                  -                  -
                                    -----           ------              -----             ------
Diluted earnings (loss) per share   2,626           $  .33              2,582             $(1.12)
                                    =====           ======              =====             ======

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


                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                                 2001          2000
                                                             ---------------------------
                                                                   (In thousands)
Net income (loss)                                            $   865         $(2,897)
Other comprehensive income net of tax:
  Unrealized gain (loss) on securities:
       Unrealized holding gain (loss) during period, net
               of tax of $27 and $40, respectively                53             (78)
       Less reclassification adjustment for realized
               gains included in net income, net of
               tax of $86                                       (168)             --
                                                             -------         -------
Comprehensive income (loss)                                  $   750         $(2,975)
                                                             =======         =======


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

    Changes in the allowance for loan losses are summarized as follows:

                                    Three Months Ended March 31,
                                   -----------------------------
                                        2001            2000
                                   -----------------------------
                                           (In thousands)
Balance at beginning of period        $ 2,168         $   274
Provision for loan losses                 790           1,200
Net losses                             (1,564)           (679)
                                      -------         -------
Balance at end of period              $ 1,394         $   795
                                      =======         =======

    The Company periodically sells portions of its manufactured home loan portfolio with recourse whereby it is required to repurchase loans that meet certain delinquency or default criteria. The Company maintains a separate liability to absorb potential losses on these loans. As of March 31, 2001, the outstanding principal balance on manufactured home loans the Company had sold with recourse totaled $142.3 million. During the three months ended March 31, 2001, there were $998,000 in charges against the recourse liability. The balance of that liability was approximately $7.9 million at March 31, 2001.

5. DEBT:

    The Company currently has three separate financing facilities with Sun Communities Operating Limited Partnership: a $4.0 million subordinated term loan, bearing interest at the rate of 9.75% per annum (the "Term Loan"); a $10.0 million subordinated

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ----------------


    demand line of credit, bearing interest at a rate of LIBOR plus a spread (the "$10 Million Line"); and a $50.0 million subordinated demand line of credit, bearing interest at a rate of LIBOR plus a spread (the "$50 Million Line" and, together with the Term Loan and $10 Million Line, the "Subordinated Debt Facilities"). At March 31, 2001, the available borrowings under the subordinated debt facilities were $60 million and the outstanding balance was approximately $26.0 million.

    In March 2000, Origen Financial, Inc., f/k/a Dynex Financial, Inc. ("Origen") and Bloomfield Acceptance Company, L.L.C. ("Bloomfield Acceptance"), two of Bingham's subsidiaries, entered into an amended and restated repurchase arrangement with Lehman Commercial Paper, Inc. Under this agreement, Origen may transfer loans from time to time to Lehman against the transfer of funds from Lehman. The annual interest rate on the facility is a variable rate of interest equal to LIBOR plus a spread. In April 2001 the repurchase agreement was amended to (i) provide that Bloomfield Acceptance may no longer fund loans under the agreement, (ii) extend the term of the agreement to June 30, 2001, provided, however, that Lehman shall not be obligated to transfer funds to Origen after May 31, 2001 if the Company has not entered into, or has not received a commitment for, a transaction that would result in a new capital structure of the Company acceptable to Lehman, and (iii) reduce the available borrowing limit to $25.0 million. At March 31, 2001, the aggregate amount advanced by Lehman was $13.2 million.

    In March 2000, Bingham and Origen entered into a revolving credit facility with Michigan National Bank. Under this facility, Bingham and Dynex may borrow up to $10.0 million. Interest at a rate of LIBOR plus a spread is payable on the outstanding balance. The outstanding principal balance on this credit facility as of March 31, 2001 was approximately $4.8 million.

    In April 2000, Bloomfield Acceptance and Bloomfield Servicing Company, L.L.C. ("Bloomfield Servicing") entered into a warehousing credit agreement with Residential Funding Corporation. Under the credit agreement, Bloomfield Acceptance and Bloomfield Servicing may borrow up to $25.0 million to fund the acquisition and origination of FNMA loans, FHLMC loans, bridge mortgage loans and similar mortgage loans. Interest at an annual rate of up to LIBOR plus a spread is payable on the outstanding balance of advances used to make all loans under this agreement. At March 31, 2001, Bloomfield Acceptance and Bloomfield Servicing had no advances outstanding under this agreement.

    At March 31, 2001 and December 31, 2000 total debt outstanding was as follows:


                                                 March 31,     December 31,
                                                 ---------     ------------
                                                   2001            2000
                                                 --------        --------
                                                      (In thousands)
Loans sold under agreements to repurchase        $ 13,177        $ 67,256
Revolving credit facility                           4,788           6,848
Demand loans                                       25,966          35,849
Term loan, net of discount                          3,683           3,664
                                                 --------        --------
                                                 $ 47,614        $113,617
                                                 ========        ========


6. RESIDUAL INTEREST IN LOANS SOLD AND SECURITIZED:

    On March 27, 2001 Bingham completed its first securitization of manufactured home loans through Origen. The Company sold manufactured home loans it originated and purchased to a trust for cash. The trust sold asset-backed bonds secured by the loans to investors. The Company records certain assets and income based upon the difference between all principal and interest received from the loans sold and the following factors (i) all principal and interest required to be passed through to the asset-backed bond investors,
    (ii) all excess contractual servicing fees, (iii) other recurring fees and
    (iv) an estimate of losses on loans (collectively, the "Excess Cash Flow"). At the time of the securitization the Company estimates these amounts based upon a declining principal balance of the underlying loans, adjusted by an estimated prepayment and loss rate, and capitalizes these amounts using a discount rate that market participants would use for similar financial instruments. These capitalized assets are recorded as residual receivables. The Company believes the assumptions it has used are appropriate and reasonable.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ----------------


    The Company retained the right to service the loans it securitized. Fees for servicing the loans are based on a contractual percentage of 1.00% per annum of the unpaid principal balance of the associated loans. The Company has recognized a servicing asset in addition to its gain on sale of loans. The servicing asset is calculated as the present value of the expected future net servicing income in excess of adequate compensation for a substitute servicer, based on common industry assumptions and the Company's historical experience. These factors include default and prepayment speeds. The servicing asset recorded on the completed securitization represents a 25 basis point strip of cash flows from the stated servicing percentage.

    The following table sets forth facts and assumptions used by the Company in arriving at the valuation of the residual receivables relating to the manufactured home loan securitization pool it services as of March 31, 2001:

    Outstanding balance of loans securitized                      $  140,144,610
    Average stated principal balance                                      41,034
    Weighted average coupon on loans                                      11.77%
    Weighted average remaining term to
        stated maturity (months)                                             329
    Weighted average LTV                                                    88.0%
    Weighted average pass through rate to
        bondholders                                                         7.45%
    Assumed annual losses (through month 200)                       .61% to 2.28%
    Timing of losses:
        Ramp (months)                                                     1 - 18
        Plateau (months)                                                 19 - 39
        Decline (months)                                                40 - 232
    Assumed cumulative losses as a % of original
        principal balance                                                  10.32%
    Annual servicing fee                                                    1.00%
    Servicing asset                                                          .25%
    Discount rate applied to valuing the present value
        of cash flows associated with the excess servicing
        and residual assets                                                15.00%
    Prepayment speed (MHP) (1)                                               150%
    Annual trustee fee                                                      .018%
    Initial overcollateralization required                                  1.00%
    Final overcollateralization required                                    4.50%


   (1) Manufactured Housing Prepayment is based on an assumed rate of prepayments each month of the then unpaid principal balance of a pool of new contracts. A prepayment assumption of 100% MHP assumes constant prepayment rates of 3.7% per annum of the then unpaid principal balance of such contracts in the first month of the life of the contacts and an additional 0.1% per annum in each month thereafter until the 24th month. Beginning in the 24th month and in each month thereafter during the life of the contract, 100% MHP assumes a constant prepayment of 6.0% per annum each month.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ----------------


    The Company expects to begin receiving Excess Cash Flow on its manufactured home loan securitization approximately 14 months from the date of the securitization, although this time period may be shorter or longer depending upon the performance of the securitized loans. Prior to this time a reserve will be created within the securitization trust which uses Excess Cash Flow to retire the securitization bond debt until the spread between the outstanding principal balance of the loans in the securitization trust and the securitization bond debt equals a specified percentage of the initial securitization principal balance (the "overcollateralization amount"). Once this overcollateralization amount is met, Excess Cash Flows are distributed to the Company. The Company begins to receive regular monthly servicing fees in the month following securitization.

    The Company will assess the carrying value of the residual receivables for impairment on a monthly basis. There can be no assurance that the Company's estimates used to determine residual receivable and the servicing asset valuations will remain appropriate for the life of the securitization. If actual loan prepayments or defaults exceed the Company's estimates, the carrying value of the Company's residual receivable and/or servicing asset may decrease through a charge against earnings in the period management recognizes the disparity.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis provides information on material factors affecting the Company's results of operations and significant balance sheet changes. This discussion should be read in conjunction with the consolidated financial statements and notes included herein and the Company's Form 10K for the fiscal year ended December 31, 2000. Results of operations for the three-month period presented are not necessarily indicative of results which may be expected for the entire year.


FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those anticipated in any forward-looking statements as a result of numerous factors, many of which are described in the "Factors That May Affect Future Results" section in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2000 and in Management's Discussion and Analysis of Financial Condition and Results of Operations above. You should carefully consider those risks, in addition to the other information in this quarterly report and in our other filings with the SEC. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Results for the quarter ended March 31, 2001 include the following:

- The Company completed a securitization of manufactured home loans with principal balances totaling approximately $165.0 million. Manufactured home loans with principal balances totaling approximately $140.1 million were transferred to the trust as of March 27, 2001 and the balance was transferred on April 23, 2001. The securitization qualifies as a sale of loan receivables and the Company will record a pre-tax gain of $4.4 million on the entire transaction. $3.8 million of which was recognized in the quarter ended March 31, 2001 and the balance of which will be recognized in the second quarter when the balance of the loans was transferred. The Company also recognized a gain on loans sold or placed with outside investors of $151,000.

- Manufactured home loan originations for the quarter ended March 31, 2001 were $56.4 million versus $35.1 million in the comparable quarter of 2000, an increase of 60.7%. Manufactured home originations also increased $5.4 million over the previous quarter ended December 31, 2000, an increase of 10.6%.

- Commercial loan originations, both held for sale and placed with outside investors, for the first quarter were $90.5 million compared to originations of $38.8 million in the comparable quarter ended March 31, 2000, an increase of 133.2%.

- The March 31, 2001 quarter results of operations include additions to the allowance for loan losses of approximately $790,000 compared with additions to the allowance of $1.2 million in the quarter ended March 31, 2000, a decrease of 34.2%.

Bingham reported net income of $865,000 for the quarter ended March 31, 2001, compared to a net loss of $2.9 million for the quarter ended March 31, 2000. Included in net income for the quarter ended March 31, 2000 is a $3.8 million gain on the securitization of a portion of the Company's manufactured home loan portfolio. The gain recorded on the securitization was partially offset by a $510,000 loss on interest rate swaps that were terminated during the current quarter.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------

Interest income on loans was $3.4 million for the quarter ended March 31, 2001 compared to $4.1 million for the comparable quarter ended March 31, 2000, a decrease of 17.1%. The decrease is primarily the result of a decrease of 28.4% in the average outstanding loan receivable balance to $117.3 million for the current quarter from $163.9 million for the quarter ended March 31, 2000. The decrease in interest income for the current period attributable to the lower outstanding receivable balance was partially offset by an increase in the average yield on the loan receivable portfolio which was 11.54% for the period ended March 31, 2001 versus 10.05% in the comparable period ended March 31, 2000.

Interest expense for the three months ended March 31, 2001 was $2.9 million compared to $3.5 million for the comparable period ended March 31, 2000, a decrease of 17.1%. The decrease is primarily a result of the decrease in the average outstanding balance of debt used to finance the loan receivables and fund operations. Average outstanding debt was $130.9 million for the quarter ended March 31, 2001 compared to $159.2 million for the quarter ended March 31, 2000, a decrease of 17.8%. The average borrowing rate remained relatively flat at 8.9% for the current quarter and the comparable period in 2000. There was a slight increase in the average LIBOR rate of approximately 12.5 basis points for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Bingham's current financing sources are primarily variable rate facilities that use the 30 day LIBOR rate as an index.

The following tables set forth the extent to which the Company's net interest income has been affected by changes in average interest rates and average balances of interest-earning assets and interest-bearing liabilities.

                                                            THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                            ----------------------------------------------------------------------------------------------------
                               AVERAGE BALANCE         AVERAGE RATE            INTEREST          INCREASE     VARIANCE DUE TO:
                            ----------------------    --------------------------------------                -------------------
                             2001          2000       2001      2000       2001         2000     (DECREASE)  VOLUME        RATE
                            ---------    ---------    -----     -----    -------      -------    ----------  -------       -----
                                                                   (Dollars in thousands)
Interest-earning assets:
  Loans                     $ 117,318    $ 163,955    11.54%    10.05%   $ 3,384      $ 4,118     $ (734)   $(1,346)       $ 612
  Cash and equivalents          2,335        5,759     3.50%     3.56%        21           73        (52)       (52)         (0)
                            ---------    ---------    -----     -----    -------      -------     -------   --------       -----
                            $ 119,653    $ 169,714    11.38%     9.88%   $ 3,405      $ 4,191     $ (786)   $(1,398)       $ 612
                            =========    =========    =====     =====    =======      =======     =======   ========       =====

Interest-bearing
Liabilities
  Term loan                   $ 4,000      $ 4,000    11.68%    11.68%   $   117      $   117     $     -   $      -       $   -
  Revolving line of credit     57,820       42,500     8.15%     8.32%     1,175          920         255        255          (0)
  Loans sold under
    repurchase                 69,050      112,691     9.40%     8.48%     1,622        2,501        (879)      (882)          3
                            ---------    ---------    -----     -----    -------      -------     -------    -------       -----
                            $ 130,870    $ 159,191     8.91%     8.89%   $ 2,914      $ 3,538     $  (624)   $  (627)      $   3
                            =========    =========    =====     =====    =======      =======     =======    =======       =====

Interest rate spread                                   2.47%     0.99%
Excess average earning
  assets                    $ (11,217)   $  10,523    11.38%     9.88%
                            =========    =========    =====     =====
Net interest margin                                    1.64%     1.54%   $   491      $   653     $  (162)   $  (771)      $ 609
                                                      =====     =====    =======      =======     =======    =======       =====


Mortgage origination fees represent fees earned on commercial mortgage loans originated and placed with outside investors. For the quarter ended March 31, 2001, Bingham originated $90.5 million in commercial mortgage loans that were placed with outside investors and recorded origination fees of $541,000 compared to $12.0 million in loans originated and placed and $191,000 of placement and origination fees for the quarter ended March 31, 2000, an increase of 183.2%.

Servicing fees collected for the three months ended March 31, 2001 were $2.4 million as compared to $1.9 million for the three months ended March 31, 2000. The average principal balance of manufactured home loans serviced for others was approximately $1.3 billion with a weighted average service fee rate of .79% for the current period ended March 31, 2001, an 18.2% increase compared to the average outstanding principal balance of $1.1 billion and average service fee rate of .70% for the period ended March 31, 2000. The average outstanding principal balance of commercial mortgage loans serviced for others was $1.1 billion

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------

with an average service fee rate of .07% for current period, an increase of 10.0%, compared an average balance of $1.0 billion and an average service fee rate of .06% for the comparable period in 2000.

On March 27, 2001 Bingham completed its first securitization of manufactured home loans through Origen. The Company sold manufactured home loans it originated and purchased to a trust for cash. The trust sold asset-backed bonds secured by the loans to investors. The Company records certain assets and income based upon the difference between all principal and interest received from the loans sold and the following factors (i) all principal and interest required to be passed through to the asset-backed bond investors, (ii) all excess contractual servicing fees, (iii) other recurring fees and (iv) an estimate of losses on loans (collectively, the "Excess Cash Flow"). At the time of the securitization the Company estimates these amounts based upon a declining principal balance of the underlying loans, adjusted by an estimated prepayment and loss rate, and capitalizes theses amounts using a discount rate that market participants would use for similar financial instruments. These capitalized assets are recorded as residual receivables. The Company believes the assumptions it has used are appropriate and reasonable.

The Company retained the right to service the loans it securitized. Fees for servicing the loans are based on a contractual percentage of 1.00% per annum of the unpaid principal balance of the associated loans. The Company has recognized a servicing asset in addition to its gain on sale of loans. The servicing asset is calculated as the present value of the expected future net servicing income in excess of adequate compensation for a substitute servicer, based on common industry assumptions and the Company's historical experience. These factors include default and prepayment speeds. The servicing asset recorded on the completed securitization represents a 25 basis point strip of cash flows from the stated servicing percentage.

The total principal balance of loans securitized was approximately $165.0 million. On March 27, 2001 the Company transferred approximately $140.1 million of those loans to the trust. The balance of the loans were transferred on April 23, 2001. Accordingly the Company has recorded the residual interest, servicing asset and gain on sale of loans based on the actual principal balance of the loans delivered to the trust as of March 31, 2001. The gain recognized in income as a result of the securitization represents the difference between the proceeds from the securitization and the allocated carrying cost of the loans securitized. For the quarter ended March 31, 2001 Bingham recorded a gain on the loans securitized of $3.8 million.

The gain on the sale of commercial loans represents the difference between the proceeds from the sale of loans and the allocated carrying cost of the loans placed with outside investors. For the quarter ended March 31, 2001 in addition to the gain recognized from the securitization, Bingham recorded a gain on loans placed with outside investors of approximately $151,000. This is compared to a gain of $30,000 recorded on commercial mortgage loans placed with outside investors in the quarter ended March 31, 2000.

Bingham has established liabilities for limited recourse provided on manufactured home loans that have been sold. The investors have no recourse to Bingham's other assets for failure of debtors to pay when due. The Company is required to repurchase the outstanding principal balance, accrued interest and refund any purchase premium of any contract that goes into default, as defined in the loan agreement, for the life of the loan. At March 31, 2001 and 2000 Bingham had recorded liabilities of approximately $7.9 million and $375,000 respectively, related to manufactured home loans sold with recourse.

The allowance for credit losses is based on management's ongoing evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb inherent losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors including delinquencies, current economic conditions, prior loss experience, the make up of the current loan portfolio and management's estimates of anticipated losses. Provision for credit losses is recorded in amounts sufficient to maintain the allowance at a level considered adequate to cover the anticipated losses. Additions to the loan loss allowance through provision for credit losses decreased to $790,000 for the quarter ended March 31, 2001, compared to $1.2 million for the quarter ended March 31, 2000. The decrease is primarily attributable to the improved quality of the manufactured home loan portfolio. The principal balance of non-performing loans and repossessed assets was $4.5 million at March 31, 2001 compared to $6.1 million at March 31, 2000, a decrease of 26.2%.

General and administrative and other operating expenses were approximately $5.4 million for the current quarter, remaining relatively unchanged compared to the quarter ended March 31, 2000. Personnel costs, the largest component of general and administrative expenses remained virtually unchanged as the Company has successfully completed the integration of Origen,

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------

which was acquired in December 1999. The Company continues to review its operations and its potential to reduce general operating expenses where practical through streamlining or replacement of manual procedures with automated systems.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the measurement of the Company's ability to have adequate cash or access to cash at all times in order to meet financial obligations when due as well as to fund corporate expansion or other activities. The Company has historically met its liquidity requirements through a combination of working capital provided by operating activities, draws on its revolving lines of credit, advances under its master repurchase agreement, whole loan sales and periodic securitizations of its loan portfolio. The Company has also issued shares of capital stock when it believed existing shareholders were likely to benefit from such offerings.

As of March 31, 2001 total borrowings were $47.6 million compared to $113.6 million at December 31, 2000, a decrease of 58.1%. The decrease in total borrowings resulted primarily from the securitization of approximately $140.1 million of principal balance of manufactured home loans during the quarter as well as a reduction in the amount of commercial real estate loans the Company is holding for sale. The securitization resulted in proceeds to the Company of approximately $137.7 million which were used to pay down Bingham's existing lines of credit. The increased liquidity provided by the securitization of the manufactured home loans was partially offset by new manufactured home loan originations of $56.4 million and the purchase of approximately $15.4 million of principal balance of manufactured home loans.

In March 2000, Origen and Bloomfield Acceptance entered into an amended and restated master repurchase arrangement with Lehman Commercial Paper Inc. Under this agreement, Origen may transfer loans from time to time to Lehman against the transfer of funds from Lehman. Bingham guaranteed the obligations of Origen and Bloomfield Acceptance under this agreement and granted Lehman a security interest in substantially all of its assets as security for the guaranty. The annual interest rate on the facility is a variable rate equal to LIBOR plus a spread. In April 2001, the repurchase agreement was amended to (i) provide that Bloomfield Acceptance may no longer fund loans under the agreement, (ii) extend the term of the agreement to June 30, 2001, provided, however, that Lehman shall not be obligated to transfer funds to Origen after May 31, 2001 if the Company has not entered into, or has not received a commitment for, a transaction that would result in a new capital structure of the Company acceptable to Lehman, and
(iii) reduce the available borrowing limit from $$95.0 million to $25.0 million. At March 31, 2001, the aggregate amount advanced by Lehman was $13.2 million.

Bingham believes that in order to have sufficient working capital to meet its anticipated needs for the next twelve months, it must sell or securitize the loans it generates, sell certain of its assets, raise additional equity and either renew its repurchase facility with Lehman or enter into a replacement repurchase facility with a different lender. Bingham is currently in discussions with Lehman to extend the term of the facility and with several other lenders which could replace Lehman. Based on these discussions, Bingham believes it will be successful in either extending the term of the Lehman facility or entering into a new facility with another lender before the end of the second quarter. However, there can be no assurance that it will be able to do so. Based on projected originations of loans, Bingham anticipates entering into another manufactured home loan securitization in the fourth quarter, provided that it has sufficient funds to originate loans through that time.

Bingham expects to reach the available $25.0 million borrowing limit under the Lehman repurchase agreement and exhaust its availability under the Sun facilities in the second quarter of 2001. In addition, on June 30, 2001, unless extended, Bingham will be required to repurchase from Lehman all loans funded under the Lehman repurchase agreement. If Bingham is not able to extend the Lehman facility or replace it with another facility by that time, or if Sun were to demand payment under its demand loan to Bingham, Bingham would not be able to continue to originate loans in an amount sufficient to enter into a securitization and its ability to continue operations would be jeopardized.

Bingham believes that, in order to meet its long-term capital needs, it must raise additional equity capital or merge or enter into a joint venture with an entity that gives Bingham a strategic edge in the market or provides access to additional capital. While Bingham is vigorously pursuing these options, there can be no assurance that it will be successful in raising the necessary equity or finding an appropriate merger or joint venture partner.

LOANS RECEIVABLE

Net loans receivable were $28.4 million at March 31, 2001 compared to $98.6 million at December 31, 2000, a decrease of $70.2 million or 71.2%. For the three months ended March 31, 2001 manufactured home loan originations and purchases were $71.8

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------

million and there were no commercial mortgage loans originated to hold for sale. New loan originations were offset by the securitization and sale of approximately $140.1 million of principal balance of manufactured home loans during the quarter.

The following table sets forth the average loan balance, weighted average loan yield and weighted average initial term of the manufactured home and commercial loan portfolio:

                                                                    March 31, 2001
------------------------------------------------------------------------------------------------
                                                    Manufactured Home                 Commercial
------------------------------------------------------------------------------------------------
                                                                 (Dollars in thousands)
Principal balance loans receivable...                  $  24,618                     $   3,547
Number of loans......................                        605                             2
Average loan balance.................                  $      41                     $   1,773
Weighted average loan yield..........                       11.7%                          8.7%
Weighted average remaining term......                       27.1 years                     6.4 years


Delinquency statistics at March 31, 2001 for the manufactured home loan portfolio are as follows:

                                                                         Days delinquent
                                                    --------------------------------------------------------
                                      Number of                                  Greater than
                                        Loans           31-60          61-90          90              Total
------------------------------------------------------------------------------------------------------------
Manufactured home loans                   575            0.0%          1.0%          8.2%              9.2%
Manufactured home loans
Sold with recourse                      3,712            2.6%          1.8%          0.4%              4.8%
                                        -----            ---           ---           ---               ---
Total                                   4,287            2.3%          1.7%          1.4%              5.4%
                                        =====            ===           ===           ===               ===

                                                              Days delinquent
                                                    --------------------------------------------------------
                                                         (Dollars in thousands)
                               Gross Principal                                 Greater than
                                   Balance              31-60         61-90          90                Total
------------------------------------------------------------------------------------------------------------
Manufactured home loans            $   24,618            0.0%          1.3%          8.6%              9.9%
Manufactured home loans
sold with recourse                    141,762            2.4%          0.8%          0.4%              3.6%
                                   ----------            ---           ---           ---               ---
Total                              $  166,380            2.0%          0.9%          1.6%              4.5%
                                   ==========            ===           ===           ===               ===


There were no delinquent commercial mortgage loans at March 31, 2001.

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



                                                                                     MATURITY
                                                ------------------------------------------------------------------------------
                                                  0 TO 3           4 TO 12           1 TO 5           OVER 5
                                                  MONTHS            MONTHS            YEARS            YEARS             TOTAL
-------------------------------------------------------------------------------------------------------------------------------
                                                                  (In thousands)
Assets:
   Cash and equivalents                         $    108          $     --          $     --          $     --         $    108
   Restricted cash                                   158                --                --                --              158
   Loans receivable, net                           1,352             3,061            15,240             8,742           28,395
   Servicing rights                                  380             1,136             7,586               616            9,718
   Servicing advances                              6,295             1,574                --                --            7,869
   Furniture, fixtures and equipment, net            199               597             1,591                --            2,387
   Deferred federal income taxes                      --               640             7,360                --            8,000
   Loan sale proceeds receivable                     294               667             3,319             1,905            6,185
   Residual interest in loans sold                    --                --             5,602             2,493            8,095
   Other assets                                    1,867             3,347               503               974            6,691
                                                --------          --------          --------          --------         --------
           TOTAL ASSETS                         $ 10,653          $ 11,022          $ 41,201          $ 14,730         $ 77,606
                                                ========          ========          ========          ========         ========

Liabilities:
   Accounts payable and accrued expenses        $  8,752          $  1,679          $     46          $     --         $ 10,477
   Recourse liability                                374               848             4,220             2,422            7,864
   Advances under repurchase agreement            13,177                --                --                --           13,177
   Subordinated debt                                 (19)              (58)            3,760                --            3,683
   Notes Payable                                  30,754                --                --                --           30,754
                                                --------          --------          --------          --------         --------
           TOTAL LIABILITIES                      53,038             2,469             8,026             2,422           65,955
                                                --------          --------          --------          --------         --------

Stockholders' Equity
   Common stock                                       --                --                --            27,310           27,310
   Paid-in-capital                                    --                --                --               749              749
   Unearned stock compensation                       (42)             (126)             (757)               --             (925)
   Retained deficit                                   --                --                --           (15,483)         (15,483)
                                                --------          --------          --------          --------         --------
           TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY               $ 52,996          $  2,343          $  7,269          $ 14,998         $ 77,606
                                                ========          ========          ========          ========         ========

   Reprice difference                           $(42,343)         $  8,679          $ 33,932          $   (268)
   Cumulative gap                               $(42,343)         $(33,664)         $    268          $     --
   Percent of total assets                       (54.56%)          (43.38%)            0.35%                --

The Company's operations may be directly affected by fluctuations in interest rates. While the Company monitors interest rates and has in the past employed strategies such as the use of forward interest rate swaps and Treasury rate locks, designed to hedge

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------

some of the risks associated with changes in interest rates, no assurance can be given that the Company's results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates. The Company currently has no open hedge positions on its loans held for sale. The Company's present strategy is to securitize or sell all new production within three to six months of the origination. Because the interest rates on the Company's lines of credit used to fund and acquire loans are variable and the rates charged on loans the Company originates are fixed, increases in the interest rates after the time the loans are originated and prior to their sale may reduce the gain on loan sales earned by the Company.

The following table shows the Company's financial instruments that are sensitive to changes in interest rates at March 31, 2001, categorized by expected maturity and the instruments' fair values.

                                                                    Contractual Maturity
                                  ---------------------------------------------------------------------------------------
                                                              (Dollars in thousands)
                                                                                                                  Total
                                      2001          2002         2003        2004        2005     Thereafter   Fair Value
                                  ---------------------------------------------------------------------------------------
Interest sensitive assets:
    Loans receivable              $ 2,385       $2,924       $2,500       $2,821       $2,864       $16,673       $30,167
    Average interest rate           11.66%       10.15%       11.66%       11.66%       11.66%        11.66%        11.36%

    Interest bearing deposits       2,335           --           --           --           --            --         2,335
    Average interest rates           3.50%          --           --           --           --            --          3.50%

    Residual interests                 --          770          671          757          768         5,129         8,095
    Average interest rate              --        14.91%       14.91%       14.91%       14.91%        14.91%        14.91%
                                  -------       ------       ------       ------       ------       -------       -------
Total interest sensitive assets   $ 4,720       $3,694       $3,171       $3,578       $3,632       $21,802       $40,597
                                  =======       ======       ======       ======       ======       =======       =======

Interest sensitive liabilities:
  Borrowings:
    Advances under repurchase
      agreements                  $13,177       $   --       $   --       $   --       $   --       $    --       $13,177
    Average interest rate            9.40%          --           --           --           --            --          9.40%

    Subordinated debt                  --           --           --        3,683           --            --         3,683
    Average interest rate              --           --           --        11.68%          --            --         11.68%

    Note payable                   30,754           --           --           --           --            --        30,754
    Average interest rate            8.15%          --           --           --           --            --          8.15%
                                  -------       ------       ------       ------       ------       -------       -------
Total interest sensitive
  liabilities                     $43,931       $   --       $   --       $3,683       $   --       $    --       $47,614
                                  =======       ======       ======       ======       ======       =======       =======

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  In June 2000, the Company filed suit against DMR Financial Services, Inc. ("DMRFS"), Detroit Mortgage and Realty ("DMR") and certain of their affiliates (collectively, the "DMR Parties") in the Circuit Court of Oakland County, Michigan in connection with the acquisition by the Company of Hartger & Willard Mortgage Associates, Inc. ("H&W") from DMRFS. Among other causes of action, the Company claims that the DMR Parties breached the H&W purchase agreement and committed fraud because a certificate of deposit represented and warranted by the DMR Parties to be owned free and clear of all liens by H&W had in fact been pledged as security for a loan made to an affiliate of the DMR Parties. The Company is seeking approximately $252,000 in damages, plus attorneys' fees and costs, in connection with its claims. On April 25, 2001, the DMR Parties filed a counter-claim against the Company and joined Ronald A. Klein and Gary A. Shiffman, each a director and executive officer of the Company, as defendants in the counter-claim. The counter-claim alleges that the Company breached an agreement with DMR to purchase DMRFS after the acquisition of H&W. The DMR Parties are seeking unspecified damages in excess of $90 million.

                  While the outcome of this litigation cannot be predicted, we believe that the DMR Parties' counterclaims asserted against us are without merit, and we intend to defend them vigorously. We also believe that our claims against the DMR Parties are strong. However, this lawsuit may not be resolved favorably to us. A negative outcome in this suit could subject us to substantial damages and negative publicity. This litigation may be costly and time-consuming even if we are successful.

                  The Company is subject to various other claims and legal proceedings arising out of the normal course of business, none of which in the opinion of management are expected to have a material effect on the Company's financial position.


ITEM 6. (A)       EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K


EXHIBIT NO.                       DESCRIPTION
-----------                       ------------

10.1 Amendment No. 5 dated as of April 9, 2001 to the Second Amended and Restated Master Repurchase Agreement dated as of March 15, 2000 among Lehman Commercial Paper, Inc., Bloomfield Acceptance Company, LLC, MHFC, Inc., and Dynex Financial, Inc. (Incorporated by reference to Exhibit 10.44 to Bingham's Annual Report on Form 10-K dated April 27, 2001)

10.2 Pooling and Servicing Agreement dated as of February 1, 2001 among Lehman ABS Corporation, Origen Financial, Inc., Vanderbilt Mortgage and Finance, Inc. and LaSalle Bank National Association (Incorporated by reference to Exhibit 4.1 to Lehman ABS Corporation's Current Report on Form 8-K filed April 12, 2001)

10.3 Manufactured Housing Contract Purchase Agreement dated as of February 1, 2001 among Lehman ABS Corporation, Origen Financial, Inc., and Bingham Financial Services Corporation (Incorporated by reference to Exhibit 10.1 to Lehman ABS Corporation's Current Report on Form 8-K filed April 12, 2001)

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------

ITEM 6. (B)  REPORTS ON FORM 8-K

             No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2001

                           BINGHAM FINANCIAL SERVICES CORPORATION

                           By: /s/  Ronald A. Klein
                              -----------------------------------------------
                                    Ronald A. Klein, Chief Executive Officer