Form 10-Q
period 2001-06-30
BINGHAM FINANCIAL SERVICES CORP
filed 2001-08-14
CIK 1044862

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2001.

                                       OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Number of shares of Common Stock, no par value, outstanding as of July 31, 2001:
2,542,988

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                      INDEX


                                                                                      PAGES
                                                                                      -----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

              Consolidated Balance Sheets as of June 30, 2001 (unaudited) and
                  December 31, 2000                                                       4

              Consolidated Statements of Operations (unaudited) for the Three
                  Months and Six Months Ended June 30, 2001 and 2000                      5

              Consolidated Statements of Cash Flows (unaudited) for the Six Months
                  Ended  June 30, 2001 and 2000                                           6

              Notes to Consolidated Financial Statements                               7-10


Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                 11-17

Item 3.       Quantitative and Qualitative Disclosures About Market Risk              18-19


PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                                          20

Item 6. (a)   Exhibits Required by Item 601 of Regulation S-K                            20

Item 6. (b)   Reports on Form 8K                                                         21

              Signatures                                                                 22

References made in this quarterly report to "we", "us", "our", "Bingham", the "Company", or the "Registrant" refer to Bingham Financial Services Corporation and its subsidiaries.

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                     BINGHAM FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

                                                               JUNE 30,        DECEMBER 31,
                                                               --------        ------------
                           ASSETS                                2001             2000
                                                                 ----             ----
                                                             (In thousands, except shares)
   Cash and equivalents                                       $     301         $   3,521
   Restricted cash                                                  590             1,628
   Loans receivable                                              62,183            98,633
   Servicing rights                                               7,444             9,143
   Servicing advances                                             7,109             9,103
   Furniture, fixtures and equipment, net                         1,920             2,554
   Deferred federal income taxes                                  8,379             9,587
   Loan sale proceeds receivable                                  5,614             6,603
   Residual interest in loans sold                               10,006                --
   Other assets                                                   6,165             7,109
                                                              ---------         ---------
          Total assets                                        $ 109,711         $ 147,881
                                                              =========         =========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued expenses                      $   7,936         $  14,111
   Recourse liability                                             7,347             9,313
   Advances under repurchase agreements                          43,345            67,256
   Subordinated debt, net of debt discount
          of $298 and $336, respectively                          3,702             3,664
   Notes payable                                                 36,501            42,697
                                                              ---------         ---------
         Total liabilities                                       98,831           137,041
                                                              ---------         ---------

Stockholders' equity
   Preferred stock, no par value, 10,000,000 shares
        authorized; no shares issued and outstanding                 --                --
   Common Stock, no par value, 10,000,000 shares
        authorized; 2,542,988 and 2,528,473
        shares issued and outstanding at June 30, 2001
        and December 31, 2000, respectively                      26,478            27,488
   Paid-in capital                                                  770               727
   Accumulated other comprehensive income                            --               115
   Unearned stock compensation                                     (130)           (1,142)
   Accumulated deficit                                          (16,238)          (16,348)
                                                              ---------         ---------
         Total stockholders' equity                              10,880            10,840
                                                              ---------         ---------
         Total liabilities and stockholders' equity           $ 109,711         $ 147,881
                                                              =========         =========


The accompanying notes are an integral part of the financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                                             THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                             ---------------------------              -------------------------
      REVENUES                                                 2001               2000                 2001               2000
      --------                                                 ----               ----                 ----               ----
                                                                            (In thousands, except per share data)
    Interest income on loans                               $       795         $     4,650         $     4,179        $     8,768
    Mortgage origination and servicing fees                      2,859               2,579               5,762              4,679
    Gain on sale and securitization of loans                       664                 155               4,586                185
    Gain on sale of assets                                       1,408                  --               1,403                 --
    Other income                                                   780                 358               1,539                685
                                                           -----------         -----------         -----------        -----------
          Total revenues                                         6,506               7,742              17,469             14,317
                                                           -----------         -----------         -----------        -----------

COSTS AND EXPENSES
    Interest expense                                             1,224               4,232               4,138              7,770
    Provision for credit losses and recourse liability             639               1,449               1,429              2,649
    General and administrative                                   5,251               5,126              10,276              9,294
    Loss on interest rate swap                                      --                  --                 510                 --
    Restructuring costs                                             --                  --                  --                796
    Other operating expenses                                       526                 781                 940              2,007
                                                           -----------         -----------         -----------        -----------
          Total costs and expenses                               7,640              11,588              17,293             22,516
                                                           -----------         -----------         -----------        -----------
    Income (loss) before income tax expense (benefit)           (1,134)             (3,846)                176             (8,199)
          Federal income tax expense (benefit)                    (379)             (1,340)                 66             (2,796)
                                                           -----------         -----------         -----------        -----------
            Net income (loss)                              $      (755)        $    (2,506)        $       110        $    (5,403)
                                                           ===========         ===========         ===========        ===========

    Weighted average common shares outstanding,
          Basic                                              2,558,906           2,643,521           2,552,399          2,612,963
                                                           ===========         ===========         ===========        ===========
          Diluted                                            2,558,906           2,643,521           2,552,399          2,612,963
                                                           ===========         ===========         ===========        ===========

    Earnings (loss) per share,
          Basic                                            $     (0.29)        $     (0.95)        $      0.04        $     (2.07)
                                                           ===========         ===========         ===========        ===========
          Diluted                                          $     (0.29)        $     (0.95)        $      0.04        $     (2.07)
                                                           ===========         ===========         ===========        ===========


The accompanying notes are an integral part of the financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                                                SIX MONTHS ENDED JUNE 30,
                                                                -------------------------
                                                                  2001              2000
                                                                  ----              ----
                                                                     (In thousands)
Cash flows from operating activities:
    Net cash provided by (used in) operating activities        $  18,575         $ (46,448)
                                                               ---------         ---------

Cash flows from investing activities:
      Proceeds from the sale of assets                             8,571                --
      Capital expenditures                                          (259)             (707)
                                                               ---------         ---------
    Net cash provided by (used in) investing activities            8,312              (707)
                                                               ---------         ---------

Cash flows from financing activities:
      Advances under repurchase agreements                        96,829            83,299
      Repayment of advances under repurchase agreements         (120,740)          (41,675)
      Advances on note payable                                   167,398           103,773
      Repayment of note payable                                 (173,594)          (98,102)
                                                               ---------         ---------
    Net cash provided by (used in) financing activities          (30,107)           47,295
                                                               ---------         ---------

Net change in cash and cash equivalents
                                                                  (3,220)              140
Cash and cash equivalents, beginning of period
                                                                   3,521                --
                                                               ---------         ---------
Cash and cash equivalents, end of period                       $     301         $     140
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

2.   EARNINGS PER SHARE:

     Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the number of weighted average common shares outstanding. At June 30, 2001 and 2000 there were potential dilutive shares of common stock from outstanding stock options and warrants. Had these stock options and warrants been exercised they would have had an anti-dilutive effect on the earnings (loss) per share calculation. The effect of the anti-dilutive shares is not included in the earnings (loss) per share calculation for the periods ended June 30, 2001 or 2000.

     The following table presents a reconciliation of the numerator (income
     (loss) available to common shareholders) and denominator (weighted average common shares outstanding) for the basic and diluted income (loss) per share calculation:


                                                       Three Months Ended June 30,
                                                       ---------------------------
                                                   2001                            2000
                                                   ----                            ----
                                                      Earnings (loss)                  Earnings  (loss)
                                          Shares         per share         Shares         per share
                                          ------         ---------         ------         ---------
                                                 (In thousands, except earnings per share)
Basic earnings (loss) per share             2,558        $   (.29)           2,644        $  (0.95)
Net dilutive effect of:
    Options                                    --              --               --              --
    Warrants                                   --              --               --              --
                                         --------        --------         --------        --------
Diluted earnings (loss) per share           2,558        $   (.29)           2,644        $  (0.95)
                                         ========        ========         ========        ========


                                                        Six Months Ended June 30,
                                                        -------------------------
                                                   2001                            2000
                                                   ----                            ----
                                                      Earnings (loss)                  Earnings  (loss)
                                          Shares         per share         Shares         per share
                                          ------         ---------         ------         ---------
                                                 (In thousands, except earnings per share)
Basic earnings (loss) per share             2,552        $    .04           2,613        $  (2.07)

Net dilutive effect of:
    Options                                    --              --              --              --
    Warrants                                   --              --              --              --
                                         --------        --------        --------        --------
Diluted earnings (loss) per share           2,552        $    .04           2,613        $  (2.07)
                                         ========        ========        ========        ========

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   OTHER COMPREHENSIVE INCOME:

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for reporting comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under GAAP have previously been reported as separate components of equity in the Company's consolidated financial statements.

                                                       THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------      -------------------------
                                                          2001            2000           2001             2000
                                                          ----            ----           ----             ----
                                                                            (In thousands)
Net income (loss)                                       $  (755)        $(2,506)        $   110         $(5,403)

Other comprehensive income net of tax:
  Unrealized gain (loss) on securities:
    Unrealized holding gain (loss) during period,
      Net of tax of  $0, ($12), $27 and
        ($51), respectively                                  --             (31)             53            (109)
    Less reclassification adjustment for realized
      Gains included in net income, net of
        tax of $86                                           --              --            (168)             --
                                                        -------         -------         -------         -------
Comprehensive income (loss)                             $  (755)        $(2,537)        $    (5)        $(5,512)
                                                        =======         =======         =======         =======


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

     Changes in the allowance for loan losses are summarized as follows:

                                    THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                        2001            2000            2001           2000
                                        ----            ----            ----           ----
                                                          (In thousands)
Balance at beginning of period        $ 1,394         $   795         $ 2,168         $   274
Provision for loan losses                (271)          1,449             519           2,649
Net losses                                (87)         (1,374)         (1,651)         (2,053)
                                      -------         -------         -------         -------
Balance at end of period              $ 1,036         $   870         $ 1,036         $   870
                                      =======         =======         =======         =======

     The Company periodically sells portions of its manufactured home loan portfolio with recourse whereby it is required to repurchase loans that meet certain delinquency or default criteria. The Company maintains a separate liability to absorb potential losses on these loans. As of June 30, 2001, the outstanding principal balance on manufactured home loans the Company had sold with recourse totaled $135.9 million. During the three months and six months ended June 30, 2001, there were $1.4 million and $2.4 million in charges against the recourse liability, respectively. Based on the Company's periodic analysis of the adequacy of the recourse liability the Company increased the liability by $910,000 through a charge to earnings in the three months ended June 30, 2001. The balance of that liability was approximately $7.3 million at June 30, 2001.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   DEBT:

     The Company currently has three separate financing facilities with Sun Communities Operating Limited Partnership: a $4.0 million subordinated term loan, bearing interest at the rate of 9.75% per annum (the "Term Loan"); a $10.0 million subordinated demand line of credit, bearing interest at a rate of 8% per annum (the "$10 Million Line"); and a $50.0 million subordinated demand line of credit, bearing interest at a rate 8% per annum (the "$50 Million Line" and, together with the Term Loan and $10 Million Line, the "Subordinated Debt Facilities").

     The Term Loan matures on September 30, 2004. The Term Loan may be paid in full or in part without premium or penalty subject to approval of Bingham's non-employee directors. The entire unpaid principal balance of each of the $10 Million Line and the $50 Million Line, together with all accrued and unpaid interest, will be due and payable in full within ten days after the date of demand. Sun Communities Operating Limited Partnership in its sole discretion may refuse to make advances under the $50 Million Line. As of June 30, 2001 there was $4.0 million outstanding under the Term Loan, no borrowings under the $10 Million Line, and $32.5 million outstanding under the $50 Million Line. Bingham has granted Sun Communities Operating Limited Partnership a security interest in substantially all of its assets to secure its obligations under the Subordinated Debt Facilities.

     In March 2000, Origen Financial, Inc., f/k/a Dynex Financial, Inc. ("Origen") and Bloomfield Acceptance Company, L.L.C. ("Bloomfield Acceptance"), two of Bingham's subsidiaries, entered into an amended and restated repurchase arrangement with Lehman Commercial Paper, Inc. Under this agreement, Origen was able to transfer loans from time to time to Lehman against the transfer of funds from Lehman. In June 2001 this agreement was terminated and the aggregate amount advanced by Lehman was repaid in full.

     In March 2000, Bingham and Origen entered into a revolving credit facility with Michigan National Bank. Under this facility, Bingham and Origen may borrow up to $10.0 million. Interest at a rate of LIBOR plus a spread is payable on the outstanding balance. The outstanding principal balance on this credit facility as of June 30, 2001 was approximately $3.9 million. To secure the loan from Michigan National Bank, Origen and Bingham have granted Michigan National Bank a security interest in their rights under three servicing agreements under which Origen services manufactured home loans.

     In May 2001, Origen, through its special purpose subsidiary Origen Special Holdings Corporation, entered into a master repurchase agreement with Credit Suisse First Boston Mortgage Capital LLC to replace Origen's prior repurchase facility with Lehman. Under this agreement, Origen contributes manufactured home loans it originates or purchases to Origen Special Holdings. Origen Special Holdings then transfers the manufactured home loans to Credit Suisse First Boston against the transfer of funds from Credit Suisse First Boston and Origen Special Holdings transfers the funds to Origen for operations. Bingham guaranteed the obligations of Origen Special Holdings under this agreement. The maximum financing limit on the facility is $150.0 million. The annual interest rate on the facility is a variable rate equal to LIBOR plus a spread. The loans are financed on the facility at varying advance rates on the lesser of the then current face value or market value of the loans. The advance rates depend on the characteristics of the loans financed. The facility will terminate on May 29, 2002, but may be terminated earlier upon an event of default under the master repurchase agreement. At June 30, 2001 the aggregate amount advanced by Credit Suisse First Boston under the facility was $43.3 million.

     In April 2000, Bloomfield Acceptance and Bloomfield Servicing Company, L.L.C. ("Bloomfield Servicing") entered into a warehousing credit agreement with Residential Funding Corporation. Under the credit agreement, Bloomfield Acceptance and Bloomfield Servicing may borrow up to $25.0 million to fund the acquisition and origination of FNMA loans, FHLMC loans, bridge mortgage loans and similar mortgage loans. In June 2001 the agreement was terminated. At the time the agreement was terminated Bloomfield Acceptance and Bloomfield Servicing had no advances outstanding under the agreement.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    At June 30, 2001 and December 31, 2000 total debt outstanding was as follows:

                                                 June 30,       December 31,
                                                   2001            2000
                                                       (In thousands)
Loans sold under agreements to repurchase        $ 43,345        $ 67,256
Revolving credit facility                           3,948           6,848
Demand loans                                       32,553          35,849
Term loan, net of discount                          3,702           3,664
                                                 --------        --------
                                                 $ 83,548        $113,617
                                                 ========        ========

6.   RESIDUAL INTEREST IN LOANS SOLD AND SECURITIZED:

     On March 27, 2001 Bingham completed its first securitization of manufactured home loans through Origen. The Company sold manufactured home loans it originated and purchased to a trust for cash. The trust sold asset-backed bonds secured by the loans to investors. The Company records certain assets and income based upon the difference between all principal and interest received from the loans sold and the following factors (i) all principal and interest required to be passed through to the asset-backed bond investors, (ii) all excess contractual servicing fees, (iii) other recurring fees and (iv) an estimate of losses on loans (collectively, the "Excess Cash Flow"). The Company retained the right to service the loans it securitized.

     Residual interest in loans sold and securitized represents the Company's subordinated interest in loans sold through securitization. The increase in balance to $10.0 million at June 30, 2001 from zero at December 31, 2000 is attributable to the $9.5 million initial valuation of the residual interest upon transfer of the loan receivables to the trust and $486,000 in accrued interest through June 30, 2001 on the residual balance. The Company expects to begin receiving Excess Cash Flow on its manufactured home loan securitization approximately 14 months from the date of the securitization, although this time period may be shorter or longer depending upon the performance of the securitized loans. The outstanding balance of securitized receivables was $160.6 million at June 30, 2001.

7.   DISPOSITION OF ASSETS:

     On June 13, 2001, Bingham sold certain of the assets of its commercial mortgage financing and servicing subsidiaries and other related assets to Wells Fargo Bank, National Association ("Purchaser") and Wells Fargo & Company ("Buyer") for cash consideration of approximately $9.7 million. The assets sold consisted of commercial loans receivable with a carrying amount of approximately $3.5 million, mortgage servicing rights with a carrying amount of approximately $2.1 million and furniture and equipment with carrying amounts of approximately $379,000. The pre-tax gain on the sale of assets of approximately $1.4 million is net of the write-off of $1.3 million in goodwill related to the purchase of the commercial mortgage operations and approximately $1.0 million in costs related to the transaction.

     Proceeds from the sale were used to pay down Bingham's existing lines of credit. The sale was completed pursuant to an Agreement dated May 8, 2001, as amended, among Bingham, Bloomfield Acceptance, Bloomfield Servicing, Hartger & Willard, Purchaser and Buyer. The terms of the transaction were determined on the basis of arm's length negotiations between the parties.

8.   ACCOUNTING ISSUES:

     During July of 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") was issued. The statement provides the accounting and reporting standards for goodwill. SFAS 142 will not impact the Company's financial position or results of operations as the Company had no goodwill on its balance sheet at June 30, 2001.

                     BINGHAM FINANCIAL SERVICES CORPORATION


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


     FORWARD-LOOKING STATEMENTS

     This quarterly report contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those anticipated in any forward-looking statements as a result of numerous factors, many of which are described in the "Factors That May Affect Future Results" section in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2000 and in Management's Discussion and Analysis of Financial Condition and Results of Operations below. You should carefully consider those risks, in addition to the other information in this quarterly report and in our other filings with the SEC. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

     RESULTS OF OPERATIONS

     Results for the quarter ended June 30, 2001 include the following:

     - On June 13, 2001, Bingham sold certain of the assets of its commercial mortgage financing subsidiaries and other related assets to Wells Fargo Bank for cash consideration of approximately $9.7 million. The assets sold consisted primarily of commercial loans receivable, mortgage servicing rights, and equipment. The Company recorded a pre-tax gain on the sale of approximately $1.4 million.

     - On April 24, 2001 the Company transferred the final $24.9 million in principal balance of manufactured home loans to complete its $165.0 million securitization. Upon the transfer of the loans the Company recorded an additional pre-tax gain of $664,000.

     - Manufactured home loan originations for the quarter ended June 30, 2001 were $63.8 million versus $27.7 million in the comparable quarter of 2000, an increase of 130.3%. Manufactured home originations also increased $7.4 million over the previous quarter ended March 31, 2001, an increase of 13.1%.

     - The June 30, 2001 quarter results of operations include additions to the allowance for loan losses and liability for loans sold with recourse of approximately $639,000.

     Bingham reported a net loss of $755,000 for the quarter ended June 30, 2001, compared to a net loss of $2.5 million for the quarter ended June 30, 2000. For the six months ended June 30, 2001 and 2000 Bingham reported net income of $110,000 and a net loss of $5.4 million, respectively. The improved operating results for the six months ended June 30, 2001 were due primarily to a decrease of approximately $2.1 million in the Company's provision for loan losses and an increase of approximately $1.1 million in loan origination and servicing fees.

                     BINGHAM FINANCIAL SERVICES CORPORATION


     Interest income consists primarily of interest on loan receivable principal balances retained on the Company's balance sheet. The loan receivable principal balance decreased to $62.0 million at June 30, 2001 compared to $165.1 million at June 30, 2000. The decrease in the retained principal balance is primarily the result of the $165.0 million securitization completed in the first quarter of 2001. A lower average outstanding principal balance resulted in interest income of $795,000 for the three months ended June 30, 2001 compared to $4.6 million for the three months ended June 30, 2000, a decrease of 82.7 %. For the six months ended June 30, 2001 interest income was $4.2 million versus $8.8 million for the six months ended June 30, 2000, a decrease of 52.3%.

     Interest expense for the three months ended June 30, 2001 was $1.2 million, including $150,000 to extend the Company's repurchase facility, compared to $4.2 million for the comparable period ended June 30, 2000, a decrease of 71.4%. The decrease is primarily a result of the decrease in the average outstanding balance of debt used to finance the loan receivables and fund operations. Average outstanding debt was $59.6 million for the quarter ended June 30, 2001 compared to $175.0 million for the quarter ended June 30, 2000, a decrease of 65.9%. The decrease in interest expense is also the result of an approximate 150 basis point decrease in the average LIBOR rate for the quarter ended June 30, 2001 versus the quarter ended June 30, 2000. Bingham's current financing sources are primarily variable rate facilities that use the 30-day LIBOR rate as an index.

     For the six months ended June 30, 2001 interest expense was $4.2 million, including $360,000 to extend the Company's repurchase facility, compared to $7.8 million for the comparable period ended June 30, 2000, a decrease of 46.2%. Average outstanding balance of debt decreased 43.0% to $95.2 million for the six months ended June 30, 2001 versus $167.1 million for the six months ended June 30, 2000. The lower average LIBOR rate resulted in a decrease in the Company's borrowing rate to 8.7% for the six months ended June 30, 2001 compared to 9.4% for the six months ended June 30, 2000.

     The following tables set forth the extent to which the Company's net interest income has been affected by changes in average interest rates and average balances of interest-earning assets and interest-bearing liabilities:

                                                               THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                AVERAGE BALANCE        AVERAGE RATE           INTEREST           INCREASE        VARIANCE DUE TO:
                                ---------------        ------------           --------                           ----------------
                               2001        2000       2001      2000       2001        2000     (DECREASE)      VOLUME       RATE
                               ----        ----       ----      ----       ----        ----     ----------      ------       ----
Interest-earning assets:                                             (Dollars in thousands)
    Loans                   $  31,011    $174,309    10.25%    10.66%    $   795     $ 4,650     $(3,855)      $(3,676)      $(179)
    Cash and equivalents        1,509       7,385     3.67%     7.38%         14          64         (50)          (49)         (1)
                            ---------    --------    -----     -----     -------     -------     -------       -------       -----
                            $  32,520    $181,694     9.95%    10.38%    $   809     $ 4,714     $(3,905)      $(3,725)      $(180)
                            ---------    --------    -----     -----     -------     -------     -------       -------       -----

Interest-bearing
  Liabilities
    Term loan               $   4,000    $  4,000    11.68%    11.68%    $   117     $   117          $-            $-          $-
    Revolving line of
      credit                   35,431      47,703     6.85%     8.39%        607       1,098        (491)         (489)         (2)
  Loans sold under
    repurchase                 20,195     123,315     9.91%     9.77%        500       3,017      (2,517)       (2,517)          0
                            ---------    --------    -----     -----     -------     -------     -------       -------       -----
                            $  59,626    $175,018     8.21%     9.67%    $ 1,224     $ 4,232     $(3,008)      $(3,006)      $  (2)
                            ---------    --------    -----     -----     -------     -------     -------       -------       -----

Interest rate spread                                  1.74%     0.71%
Excess average earning
  assets                    $ (27,106)   $  6,676     9.95%    10.38%
                            =========    ========    =====     =====
Net interest margin                                  (3.72%)    1.06%    $  (415)    $   482     $  (897)      $  (719)      $(178)
                                                     =====     =====     =======     =======     =======       =======       =====

                     BINGHAM FINANCIAL SERVICES CORPORATION

                                                               SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                                               ---------------------------------------
                               AVERAGE BALANCE          AVERAGE RATE            INTEREST          INCREASE    VARIANCE DUE TO:
                               ---------------          ------------            --------                      ----------------
                             2001          2000        2001      2000       2001        2000     (DECREASE)   VOLUME      RATE
                             ----          ----        ----      ----       ----        ----     ----------   ------      ----
Interest-earning assets:                                                   (Dollars in thousands)

  Loans                   $  78,035      $169,132     10.71%    10.37%    $ 4,179     $ 8,768     $(4,589)    $(4,733)    $ 144
  Cash and equivalents        1,932         6,572      3.57%     4.15%         34         137        (103)       (102)       (1)
                          ---------      --------     -----     -----     -------     -------     -------     -------     -----
                          $  79,967      $175,704     10.54%    10.14%    $ 4,213     $ 8,905     $(4,692)    $(4,835)    $ 143
                          ---------      --------     -----     -----     -------     -------     -------     -------     -----

Interest-bearing
 Liabilities
  Term loan               $   4,000      $  4,000     11.68%    11.68%    $   234     $   234          $-          $-        $-
  Revolving line of
   credit                    46,605        45,101      7.48%     8.99%      1,744       2,140        (396)       (394)       (2)
  Loans sold under
   repurchase                44,623       118,003      9.43%     9.68%      2,160       5,396      (3,236)     (3,235)       (1)
                          ---------      --------     -----     -----     -------     -------     -------     -------     -----
                          $  95,228      $167,104      8.69%     9.44%    $ 4,138     $ 7,770     $(3,632)    $(3,629)    $  (3)
                          ---------      --------     -----     -----     -------     -------     -------     -------     -----

Interest rate spread                                   1.85%     0.70%
Excess average earning
assets                    $ (15,261)     $  8,600     10.54%    10.14%
                          =========      ========     =====     =====
Net interest margin                                    0.38%     1.16%    $    75     $ 1,135     $(1,060)    $(1,206)    $ 146
                                                      =====     =====     =======     =======     =======     =======     =====

     Servicing fees collected for the three months and six months ended June 30, 2001 were $2.6 million and $4.9 million, respectively, as compared to $2.0 million and $3.9 million, respectively, for the three months and six months ended June 30, 2000. The increases were primarily the result of an increase in the principal balance of manufactured home loans serviced for outside investors resulting from the $165.0 million securitization done in March 2001 for which Bingham retained the servicing rights.

     Gain on sale of loans represents the difference between the proceeds from the sale of loans and the allocated carrying cost of the loans sold or placed with outside investors. The gain is also net of required reserves for the potential loss due to repossession and ultimate charge-off of loans sold with recourse that are required to be repurchased. For the quarter ended June 30, 2001 Bingham recorded no gain on the sale or placement of commercial mortgage loans compared to placement of $40.6 million of commercial mortgage loans and realizing a gain of $155,000 for the quarter ended June 30, 2000.

     For the six months ended June 30, 2001 Bingham sold or placed approximately $39.4 million of commercial mortgage loans resulting in gains on loans sold or placed of $151,000 versus sales or placement of $47.4 million of commercial mortgage loans resulting in gain on loans sold or placed of $185,000 for the six months ended June 30, 2000.

     On March 27, 2001 Bingham completed its first securitization of manufactured home loans through Origen. The total principal balance of loans securitized was approximately $165.0 million. On March 27, 2001 the Company transferred approximately $140.1 million of those loans to the trust. On April 23, 2001 the balance of $24.9 million of loans were transferred to the trust. Accordingly the Company has recorded the residual interest, servicing asset and gain on sale of loans based on the actual principal balance of the loans delivered to the trust. The gain recognized in income as a result of the loans transferred in the quarter ended June 30, 2001 totaled approximately $664,000. For the six months ended June 30, 2001 Bingham recorded a gain on loans securitized of approximately $4.5 million.

                     BINGHAM FINANCIAL SERVICES CORPORATION

     During the quarter ended June 30, 2001, Bingham sold certain of the assets of its commercial mortgage financing and servicing subsidiaries and other related assets to Wells Fargo Bank, N.A. and Wells Fargo & Company. The assets sold consisted primarily of commercial mortgage loans receivable, commercial mortgage servicing rights, and furniture and equipment with a total carrying amount of approximately $6.0 million. Bingham recorded a pre-tax gain of approximately $1.4 million on the sale based on the difference between the proceeds from the sale and the allocated carrying cost of the assets sold. The gain is also net of the write-off of approximately $1.3 million in goodwill related to the acquisition of the commercial mortgage operations and approximately $1.0 million in costs related to the transaction. There were no sales of assets during the comparable period ended June 30, 2000.

     Upon completion of the sale, the employees of Bloomfield Acceptance were terminated and simultaneously hired by Wells Fargo Bank. Under terms of a transition services agreement, Bingham will continue to service the commercial mortgage loan servicing portfolio it sold until such time as the servicing can be transferred to Wells Fargo Bank, but in any case no longer than through December 31, 2001.

     Bingham has established liabilities for limited recourse provided on manufactured home loans that have been sold. The investors have no recourse to Bingham's other assets for failure of debtors to pay when due. The Company is required to repurchase the outstanding principal balance and accrued interest, and refund any purchase premium of any contract that goes into default, as defined in the loan agreement, for the life of the loan. At June 30, 2001 and 2000 Bingham had recorded liabilities of approximately $7.3 million and $375,000 respectively, related to manufactured home loans sold with recourse. For the three months ended June 30, 2001 the Company increased the liability by $910,000 through a charge to earnings versus no increase to the liability for the three months ended June 30, 2000. The increase was the result of loans defaulting at a slightly earlier point than originally estimated.

     The allowance for credit losses is based on management's ongoing evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb inherent losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including delinquencies, current economic conditions, prior loss experience, the make up of the current loan portfolio and management's estimates of anticipated losses. Provision for credit losses is recorded in amounts sufficient to maintain the allowance at a level considered adequate to cover the anticipated losses.

     For the three months ended June 30, 2001 the allowance for credit losses was reduced approximately $271,000 by a recovery through provision for credit losses, compared to a $1.4 million increase to the allowance for credit losses for the quarter ended June 30, 2000. Provision for credit losses decreased to $1.4 million for the six months ended June 30, 2001 compared to $2.6 million for the six months ended June 30, 2000, a decrease of 46.1%. The large decrease is primarily attributable to the decrease in principal balance of non-performing loans, which were $3.4 million at June 30, 2001 versus $6.4 million at June 30, 2000.

     General and administrative and other operating expenses were approximately $5.8 million for the quarter ended June 30, 2001 versus $5.9 million for the quarter ended June 30, 2000, a decrease of 1.7%. Personnel costs and office occupancy and equipment costs, the largest components of general and administrative expenses, decreased slightly to $4.5 million for the three months ended June 30, 2001 versus $4.9 million for the three months ended June 30, 2000. The slight decrease is the result of a decrease in the number of full time employees to 205 at June 30, 2001 from 214 at June 30, 2000 and a decrease in the number of leased office spaces from six to five. The decrease in personnel costs was partially offset by an increase in professional services which were approximately $375,000 for the quarter ended June 30, 2001 compared to $107,000 for the quarter ended June 30, 2000.


     LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is the measurement of the Company's ability to have adequate cash or access to cash at all times in order to meet financial obligations when due as well as to fund corporate expansion or other activities. The Company has historically met its liquidity requirements through a combination of working capital provided by operating activities, draws on its revolving lines of credit, advances under its master repurchase agreement, whole loan sales and periodic securitizations of its loan portfolio. The Company has also issued shares of capital stock when it believed such offerings had a potential to benefit existing shareholders.

                     BINGHAM FINANCIAL SERVICES CORPORATION

     As of June 30, 2001 total borrowings were $83.5 million compared to $113.6 million at December 31, 2000, a decrease of 26.5%. The decrease in total borrowings resulted primarily from the securitization of approximately $165.0 million of principal balance of manufactured home loans during the first quarter as well as the sale of a certain assets of Bloomfield Acceptance and Bloomfield Servicing in June of 2001, the proceeds of which were used to pay down Bingham's existing lines of credit. The increased liquidity provided by the securitization of the manufactured home loans and the sale of certain assets was partially offset by new manufactured home loan originations and purchases of $135.6 million during the six months ended June 30, 2001.

     Sun Communities Operating Limited Partnership currently provides Bingham financing through three separate facilities:

- a $4.0 million subordinated term loan, bearing interest at the rate of 9.75% per annum (the "Term Loan");

- a $10.0 million subordinated demand line of credit, bearing interest at a rate of 8% per annum (the "$10 Million Line"); and

- a $50.0 million subordinated demand line of credit, bearing interest at a rate of 8% per annum (the "$50 Million Line" and, together with the Term Loan and $10 Million Line, the "Subordinated Debt Facilities").

     The Term Loan matures on September 30, 2004. The Term Loan may be paid in full or in part without premium or penalty subject to approval of Bingham's non-employee directors. The entire unpaid principal balance of each of the $10 Million Line and the $50 Million Line, together with all accrued and unpaid interest, will be due and payable in full within ten days after the date of demand. Sun Communities Operating Limited Partnership in its sole discretion may refuse to make advances under the $50 Million Line. As of June 30, 2001 there was $4.0 million outstanding under the Term Loan, no borrowings under the $10 Million Line, and $32.5 million outstanding under the $50 Million Line. Bingham has granted Sun Communities Operating Limited Partnership a security interest in substantially all of its assets to secure its obligations under the Subordinated Debt Facilities.

     In March 2000, Bingham and Origen entered into a revolving credit facility with Michigan National Bank. Under this facility, Bingham and Origen may borrow up to $10.0 million. Interest at a rate of LIBOR plus a spread is payable on the outstanding balance. The outstanding principal balance on this credit facility as of June 30, 2000 was approximately $3.9 million. To secure the loan from Michigan National Bank, Origen and Bingham have granted Michigan National Bank a security interest in their rights under three servicing agreements under which Origen services manufactured home loans.

     In May 2001, Origen, through its special purpose subsidiary Origen Special Holdings Corporation, entered into a master repurchase agreement with Credit Suisse First Boston Mortgage Capital LLC to replace Origen's prior repurchase facility with Lehman Commercial Paper, Inc. Under this agreement, Origen contributes manufactured home loans it originates to Origen Special Holdings. Origen Special Holdings then transfers the manufactured home loans to Credit Suisse First Boston against the transfer of funds from Credit Suisse First Boston and Origen Special Holdings transfers the funds to Origen for operations. Bingham guaranteed the obligations of Origen Special Holdings under this agreement. The maximum financing limit on the facility is $150.0 million. The annual interest rate on the facility is a variable rate equal to LIBOR plus a spread. The loans are financed on the facility at varying advance rates on the lesser of the then current face value or market value of the loans. The advance rates depend on the characteristics of the loans financed. The facility will terminate on May 29, 2002, but may be terminated earlier upon customary events of default. At June 30, 2001 the aggregate amount advanced by Credit Suisse First Boston under the facility was $43.3 million.

     Bingham's future liquidity and capital requirements depend on numerous factors, many of which are outside of its control. Bingham believes that in order to have sufficient working capital to meet its anticipated needs for the next twelve months, it must sell or securitize the loans it generates, sell certain of its assets, raise additional equity and/or find additional debt financing.

     Bingham has taken several steps to address its short-term liquidity and capital resources needs in the last two quarters, including the March 2001 securitization of approximately $165.0 million in manufactured home loans, the May 2001 Credit Suisse First Boston repurchase facility and the June 2001 sale of the assets of its commercial mortgage lending and servicing subsidiaries.

                     BINGHAM FINANCIAL SERVICES CORPORATION

     Bingham intends to effect a manufactured home loan securitization and a recapitalization of its Origen operating subsidiaries by year end that will provide additional sources of liquidity. Specifically, Bingham anticipates entering into another manufactured home loan securitization in the fourth quarter of 2001, provided that it has sufficient funds to originate loans through that time. Under the recapitalization plan certain investors will invest $40 million in cash for a significant portion of the equity in the operating subsidiaries. While these investors have signed an investment agreement, the consummation of the transaction is subject to the receipt of shareholder and regulatory approvals and other customary conditions. Substantially all of the proceeds of the recapitalization will be used to pay off the Subordinated Debt Facilities, which Bingham expects will then be terminated. Although it has not made a formal demand for payment, Sun Communities Operating Limited Partnership has expressed its strong desire that Bingham repay the Subordinated Debt Facilities in their entirety in the near term. If Sun Communities Operating Limited Partnership were to demand payment under the Subordinated Debt Facilities and if the proposed recapitalization did not close and an alternative source of funding were not found, Bingham would not be able to continue to originate loans in an amount sufficient to enter into a securitization and its ability to continue operations would be jeopardized. There can be no assurance that the recapitalization and securitization will occur.

     Even if the recapitalization occurs and Bingham effects securitizations in the fourth quarter of 2001 and other periodic securitizations in the future, Bingham will need additional funds to meet its short- and long-term capital needs. Bingham believes that, in order to meet these capital needs, it must raise additional equity capital or merge or enter into a joint venture with an entity that gives it a strategic advantage in the market or provides access to low-cost funds. While Bingham is vigorously pursuing these options, there can be no assurance that it will be successful in raising the necessary equity or finding an appropriate merger or joint venture partner. If Bingham is not successful in these efforts, its ability to continue operations could be jeopardized.


     LOANS RECEIVABLE

     Net loans receivable were $62.0 million at June 30, 2001 compared to $98.6 million at December 31, 2000, a decrease of $36.6 million, or 37.1%. For the six months ended June 31, 2001 manufactured home loan originations and purchases were $135.6 million and there were no commercial mortgage loans originated to hold for sale. New loan originations were offset by the securitization and sale of approximately $165.0 million of principal balance of manufactured home loans and the sale of approximately $3.5 million in principal balance of commercial mortgage loans during the six months ended June 30, 2001.

     The following table sets forth the average loan balance, weighted average loan yield and weighted average initial term of the manufactured home loan portfolio at June 30, 2001 and December 31, 2000:

                                        June 30,    December 31,
                                          2001         2000
                                          ----         ----
                                       (Dollars in thousands)
Principal balance loans receivable    $     62.2    $     95.2
Number of loans                            1,526         2,304
Average loan balance                  $     40.8    $     41.0
Weighted average loan yield                11.40%        11.75%
Weighted average remaining term       27.1 years    26.0 years

                     BINGHAM FINANCIAL SERVICES CORPORATION


     Delinquency statistics at June 30, 2001 for the manufactured home loan portfolio are as follows:

                                                                Days delinquent
                                                                ---------------
                                 Number of                                  Greater than
                                   Loans             31-60         61-90          90        Total
                                   -----             -----         -----          --        -----
Manufactured home loans                 1,526          0.0%          0.2%          2.6%       2.8%

Manufactured home loans
Sold with recourse                      3,572          3.1%          1.1%          1.3%       5.5%
                                        -----          ---           ---           ---        ---
Total                                   5,098          2.1%          0.8%          1.7%       4.6%
                                        =====          ===           ===           ===        ===

                                                            Days delinquent
                                                       (Dollars in thousands)
                              Gross Principal                             Greater than
                                  Balance            31-60         61-90          90        Total
                                  -------            -----         -----          --        -----
Manufactured home loans               $62,197          0.0%          0.2%          2.9%       3.1%

Manufactured home loans
sold with recourse                    135,857          2.8%          0.8%          0.8%       4.4%
                                      -------          ---           ---           ---        ---
Total                                $198,054          1.9%          0.6%          1.4%       3.9%
                                     ========          ===           ===           ===        ===

                     BINGHAM FINANCIAL SERVICES CORPORATION


     ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Bingham is exposed to market risk on its financial instruments from changes in interest rates. Currently the Company is not using any financial instruments for trading purposes or to manage interest rate risk. The Company's financial instruments consist primarily of fixed rate manufactured home loan receivables, residual interests in a pool of fixed rate manufactured home loan receivables and variable and fixed rate notes payable.

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

                                                                             MATURITY
                                                                             --------
                                                0 TO 3       4 TO 12       1 TO 5        OVER 5
                                                MONTHS        MONTHS        YEARS         YEARS          TOTAL
                                                ------        ------        -----         -----          -----
                                                                        (Dollars in thousands)
Assets:
    Cash and equivalents                       $    301      $     --      $     --      $     --     $     301
    Restricted cash                                 590            --            --            --           590
    Loans receivable, net                         3,109         6,840        33,579        18,655        62,183
    Servicing rights                                372           819         4,020         2,233         7,444
    Servicing advances                            5,687         1,422            --            --         7,109
    Furniture, fixtures and equipment, net          154           480         1,286            --         1,920
    Deferred federal income taxes                    --           670         7,709            --         8,379
    Loan sale proceeds receivable                   391           965         2,678         1,580         5,614
    Residual interest in loans sold                  --            --         1,245         8,761        10,006
    Other assets                                  3,349           569         1,444           803         6,165
                                               --------      --------      --------      --------     ---------
        Total assets                           $ 13,953      $ 11,765      $ 51,961      $ 32,032     $ 109,711
                                               ========      ========      ========      ========     =========

Liabilities:
    Accounts payable and accrued expenses      $  5,839      $  1,934      $    163      $     --     $   7,936
    Recourse liability                              409           999         4,581         1,358         7,347
    Advances under repurchase agreement          43,345            --            --            --        43,345
    Subordinated debt                               (19)          (58)        3,779            --         3,702
    Notes Payable                                36,501            --            --            --        36,501
                                               --------      --------      --------      --------     ---------
        Total liabilities                        86,075         2,875         8,523         1,358        98,831
                                               --------      --------      --------      --------     ---------

Stockholders' Equity
    Common stock                                     --            --            --        26,478        26,478
    Paid-in-capital                                  --            --            --           770           770
    Unearned stock compensation                     (13)          (55)          (62)           --          (130)
    Accumulated deficit                              --            --            --       (16,238)      (16,238)
                                               --------      --------      --------      --------     ---------
        Total liabilities and stockholders'
    equity                                     $ 86,062      $  2,820      $  8,461      $ 12,368     $ 109,711
                                               ========      ========      ========      ========     =========

    Reprice difference                         $(72,109)     $  8,945      $ 43,500      $ 19,664
    Cumulative gap                             $(72,109)     $(63,164)     $(19,664)           --
    Percent of total assets                     (93.16%)      (81.60%)      (25.40%)           --

                     BINGHAM FINANCIAL SERVICES CORPORATION


     The Company's operations may be directly affected by fluctuations in interest rates. While the Company monitors interest rates and has in the past employed strategies such as the use of forward interest rate swaps and Treasury rate locks, designed to hedge some of the risks associated with changes in interest rates, no assurance can be given that the Company's results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates. The Company currently has no open hedge positions on its loans held for sale. The Company's present strategy is to securitize or sell all new production within three to nine months of origination. Because the interest rates on the Company's lines of credit used to fund and acquire loans are variable and the rates charged on loans the Company originates are fixed, increases in the interest rates after the time the loans are originated and prior to their sale may reduce the gain on loan sales earned by the Company.

     The following table shows the Company's financial instruments that are sensitive to changes in interest rates at June 30, 2001 categorized by expected maturity and the instruments' fair values.

                                                                              Contractual Maturity
                                                                                                                    Total
                                          2001       2002       2003       2004       2005         Thereafter     Fair Value
                                          ----       ----       ----       ----       ----         ----------     ----------
Interest sensitive assets:                                               (Dollars in thousands)
    Loans receivable                    $ 4,919     $5,155     $6,026     $5,814     $5,901         $34,368         $62,183
    Average interest rate                 11.59%     11.59%     11.59%     11.59%     11.59%          11.59%          11.59%

    Interest bearing deposits             1,509         --         --         --         --              --           1,509
    Average interest rates                 3.67%        --         --         --         --              --            3.67%

    Residual interests                       --         --         70        405        348           9,183          10,006
    Average interest rate                    --         --      14.91%     14.91%     14.91%          14.91%          14.91%
                                        -------     ------     ------     ------     ------         -------         -------
Total interest sensitive assets         $ 6,428     $5,155     $6,096     $6,219     $6,249         $43,551         $73,698
                                        =======     ======     ======     ======     ======         =======         =======

Interest sensitive liabilities:
  Borrowings:
    Advances under repurchase           $43,345         $-         $-         $-         $-              $-         $43,345
    agreements
    Average interest rate                  5.98%        --         --         --         --              --            5.98%

    Subordinated debt                        --         --         --      3,702         --              --           3,702
    Average interest rate                    --         --         --      11.68%        --              --           11.68%

    Notes payable                        36,501         --         --         --         --              --          36,501
    Average interest rate                  6.57%        --         --         --         --              --            6.57%
                                        -------     ------     ------     ------     ------         -------         -------
Total interest sensitive liabilities    $79,846     $   --     $   --     $3,702     $   --         $    --         $83,548
                                        =======     ======     ======     ======     ======         =======         =======

                     BINGHAM FINANCIAL SERVICES CORPORATION


PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

               In June 2000, the Company filed suit against DMR Financial Services, Inc. ("DMRFS"), Detroit Mortgage and Realty ("DMR") and certain of their affiliates (collectively, the "DMR Parties") in the Circuit Court of Oakland County, Michigan in connection with the acquisition by the Company of Hartger & Willard Mortgage Associates, Inc. ("H&W") from DMRFS. Among other causes of action, the Company claims that the DMR Parties breached the H&W purchase agreement and committed fraud because a certificate of deposit represented and warranted by the DMR Parties to be owned free and clear of all liens by H&W had in fact been pledged as security for a loan made to an affiliate of the DMR Parties. The Company is seeking approximately $252,000 in damages, plus attorneys' fees and costs, in connection with its claims. On April 25, 2001, the DMR Parties filed a counter-claim against the Company and joined Ronald A. Klein and Gary A. Shiffman, each a director and executive officer of the Company, as defendants in the counter-claim. The counter-claim alleges that the Company breached an agreement with DMR to purchase DMRFS after the acquisition of H&W. The DMR Parties are seeking unspecified damages in excess of $90 million. On June 15, 2001 the Company filed a motion to dismiss the counterclaim. The decision on that motion is pending.

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

ITEM 6. (A)    EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

               Exhibit     Description
               -------     -----------
               No.
               ---
               2.1         Agreement dated May 8, 2001 among Bingham Financial
                           Services Corporation, Bloomfield Acceptance Company,
                           L.L.C., Bloomfield Servicing Company, L.L.C., Hartger
                           & Willard Mortgage Associates, Inc., Wells Fargo
                           Bank, National Association, and Wells Fargo &
                           Company. Incorporated by reference to Exhibit 2.1 to
                           Bingham's Current Report on Form 8-K filed May 25,
                           2001.

               2.2 Amendment No. 1 to Agreement dated June 13, 2001 among Bingham Financial Services Corporation,
                           Bloomfield Acceptance Company, L.L.C., Bloomfield
                           Servicing Company, L.L.C., Hartger & Willard Mortgage
                           Associates, Inc., Wells Fargo Bank, National
                           Association, and Wells Fargo & Company. Incorporated by reference to Exhibit 2.2 to Bingham's Current
                           Report on Form 8-K filed June 26, 2001.

               4.1 Bingham Financial Services Corporation Third Amended and Restated 1997 Stock Option Plan

               10.1        Third Amendment to Loan Agreement dated March 1,
                           1998, between Bingham Financial Services Corporation and Sun Communities Operating Limited Partnership, dated as of July 1, 2001.

               10.2        Third Amended Demand Promissory Note dated July 1,
                           2001 executed by Bingham in favor of Sun Communities
                           Operating Limited Partnership.

               10.3        First Amendment to Loan Agreement dated March 30,
                           1999, between Bingham Financial Services Corporation and Sun Communities Operating Limited Partnership, dated as of July 1, 2001.

                     BINGHAM FINANCIAL SERVICES CORPORATION


ITEM 6. (B)    REPORTS ON FORM 8-K

               (1) Bingham filed a report on Form 8-K dated disclosing the execution on May 8, 2001 of a purchase agreement among Bingham, certain of its subsidiaries, Wells Fargo Bank, N.A. and Wells Fargo & Company under which Bingham agreed to sell the assets of its commercial mortgage financing subsidiaries to Wells Fargo. The report was filed on May 25, 2001.

               (2) Bingham filed a report on Form 8-K dated disclosing the closing on June 13, 2001 of the sale of the assets of its commercial mortgage financing subsidiaries to Wells Fargo Bank, N.A. and Wells Fargo & Company. The report was filed on June 26, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2001

                                         BINGHAM FINANCIAL SERVICES CORPORATION

                                         By: /s/  W. Anderson Geater
                                             ----------------------------------
                                                  W. Anderson Geater,
                                                  Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT NO.         DESCRIPTION
------- ---         -----------

2.1                 Agreement dated May 8, 2001 among Bingham Financial Services Corporation, Bloomfield Acceptance Company,
                    L.L.C., Bloomfield Servicing Company, L.L.C., Hartger & Willard Mortgage Associates, Inc., Wells Fargo
                    Bank, National Association, and Wells Fargo & Company. Incorporated by reference to Exhibit 2.1 to
                    Bingham's Current Report on Form 8-K filed May 25, 2001.

2.2                 Amendment No. 1 to Agreement dated June 13, 2001 among Bingham Financial Services Corporation, Bloomfield
                    Acceptance Company, L.L.C., Bloomfield Servicing Company, L.L.C., Hartger & Willard Mortgage Associates, Inc.,
                    Wells Fargo Bank, National Association, and Wells Fargo & Company. Incorporated by reference to Exhibit 2.2 to
                    Bingham's Current Report on Form 8-K filed June 26, 2001.

4.1                 Bingham Financial Services Corporation Third Amended and Restated 1997 Stock Option Plan.

10.1                Third Amendment to Loan Agreement dated March 1, 1998, between Bingham Financial Services Corporation and Sun
                    Communities Operating Limited Partnership, dated as of July 1, 2001.

10.2                Third Amended Demand Promissory Note dated July 1, 2001 executed by Bingham in favor of Sun Communities
                    Operating Limited Partnership.

10.3                First Amendment to Loan Agreement dated March 30, 1999, between Bingham Financial Services Corporation and Sun
                    Communities Operating Limited Partnership, dated as of July 1, 2001.

10.4                First Amended Demand Promissory Note dated July 1, 2001.
