Form 10-Q
period 2001-09-30
BINGHAM FINANCIAL SERVICES CORP
filed 2001-11-14
CIK 1044862

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

               FOR THE QUARTERLY PERIOD ENDED September 30, 2001.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Number of shares of Common Stock, no par value, outstanding as of
                          October 31, 2001: 2,542,988

                     BINGHAM FINANCIAL SERVICES CORPORATION

                                      INDEX

                                                                                    PAGES
                                                                                    -----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

            Consolidated Balance Sheets as of September 30, 2001 (unaudited) and
              December 31, 2000                                                         4

            Consolidated Statements of Operations (unaudited) for the Three
              Months and Nine Months Ended September 30, 2001 and 2000                  5

            Consolidated Statements of Cash Flows (unaudited) for the Nine Months
              Ended September 30, 2001 and 2000                                         6

            Notes to Consolidated Financial Statements                               7-10


Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                   11-19

Item 3.     Quantitative and Qualitative Disclosures About Market Risk              20-21


PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                                          22

Item 6. (a) Exhibits Required by Item 601 of Regulation S-K                            22

Item 6. (b) Reports on Form 8K                                                         22

            Signatures                                                                 23

References made in this quarterly report to "we", "us", "our", "Bingham", the "Company", or the "Registrant" refer to Bingham Financial Services Corporation and its subsidiaries.

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                     BINGHAM FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000
                                ----------------

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                     -------------     ------------
                            ASSETS                                        2001             2000
                                                                       ---------        ---------
                                                                     (In thousands, except shares)
   Cash and equivalents                                                $     120        $   3,521
   Restricted cash                                                         1,150            1,628
   Loans receivable, net                                                 100,214           98,633
   Servicing rights                                                        7,150            9,143
   Servicing advances                                                      7,991            9,103
   Furniture, fixtures and equipment, net                                  1,864            2,554
   Deferred federal income taxes                                           9,812            9,587
   Loan sale proceeds receivable                                           5,968            6,603
   Residual interest in loans sold                                         8,917               --
   Other assets                                                            4,690            7,109
                                                                       ---------        ---------
          Total assets                                                 $ 147,876        $ 147,881
                                                                       =========        =========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued expenses                               $   5,812        $  14,111
   Recourse liability                                                      8,006            9,313
   Advances under repurchase agreements                                   79,258           67,256
   Subordinated debt, net of debt discount
          of $279 and $336, respectively                                   3,721            3,664
   Notes payable                                                          43,123           42,697
                                                                       ---------        ---------
         Total liabilities                                               139,920          137,041
                                                                       ---------        ---------

Stockholders' equity

   Preferred stock, no par value, 10,000,000 shares
        authorized; no shares issued and outstanding                          --               --
   Common Stock, no par value, 10,000,000 shares
        authorized; 2,542,988 and 2,528,473
        shares  issued and  outstanding  at  September  30, 2001
        and December 31, 2000, respectively                               26,478           27,488
   Paid-in capital                                                           792              727
   Accumulated other comprehensive income                                     --              115
   Unearned stock compensation                                              (117)          (1,142)
   Accumulated deficit                                                   (19,197)         (16,348)
                                                                       ---------        ---------
         Total stockholders' equity                                        7,956           10,840
                                                                       ---------        ---------
         Total liabilities and stockholders' equity                    $ 147,876        $ 147,881
                                                                       =========        =========

The accompanying notes are an integral part of the financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                ----------------

                                                        THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                        ---------------------------------------------------------------------
REVENUES                                                    2001               2000               2001               2000
                                                        -----------        -----------        -----------        -----------
                                                                         (In thousands, except share data)
    Interest income on loans                            $     2,194        $     3,296        $     6,373        $    12,064
    Mortgage origination and servicing fees                   2,328              2,911              8,091              7,590
    Gain on sale and securitization of loans                     --              1,413              4,586              1,598
    Gain on sale of assets                                       --                 --              1,403                 --
    Other income                                              2,340                107              3,729                792
                                                        -----------        -----------        -----------        -----------
          Total revenues                                      6,862              7,727             24,182             22,044
                                                        -----------        -----------        -----------        -----------

COSTS AND EXPENSES
    Interest expense                                          1,717              3,267              5,855             11,037
    Provision for credit losses and recourse                  2,173              2,755              3,602              5,404
    liability
    Provision for impairment of residual interest             1,356                 --              1,356                 --
    General and administrative                                5,113              5,609             15,389             14,903
    Loss on interest rate swap                                   --                 --                510                 --
    Restructuring costs                                          --                 --                 --                796
    Other operating expenses                                    995                415              1,786              2,422
                                                        -----------        -----------        -----------        -----------
          Total costs and expenses                           11,354             12,046             28,498             34,562
                                                        -----------        -----------        -----------        -----------
    Loss before income tax benefit                           (4,492)            (4,319)            (4,316)           (12,518)
          Federal income tax benefit                         (1,533)            (1,460)            (1,467)            (4,256)
                                                        -----------        -----------        -----------        -----------
            Net loss                                    $    (2,959)       $    (2,859)       $    (2,849)       $    (8,262)
                                                        ===========        ===========        ===========        ===========

    Weighted average common shares outstanding,
          Basic                                           2,542,988          2,639,681          2,549,227          2,620,819
                                                        ===========        ===========        ===========        ===========
          Diluted                                         2,542,988          2,639,681          2,549,227          2,620,819
                                                        ===========        ===========        ===========        ===========

    Loss per share,
          Basic                                         $     (1.16)       $     (1.08)       $     (1.12)       $     (3.15)
                                                        ===========        ===========        ===========        ===========
          Diluted                                       $     (1.16)       $     (1.08)       $     (1.12)       $     (3.15)
                                                        ===========        ===========        ===========        ===========

    The accompanying notes are an integral part of the financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                ----------------

                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                            -------------------------------
                                                                2001             2000
                                                              ---------        ---------
                                                                    (In thousands)
Cash flows from operating activities:

    Net cash provided by (used in) operating activities       $ (23,990)       $  30,881
                                                              ---------        ---------

Cash flows from investing activities:

      Proceeds from the sale of assets                            8,571               --
      Capital expenditures                                         (410)            (794)
                                                              ---------        ---------
    Net cash provided by (used in) investing activities           8,161             (794)
                                                              ---------        ---------

Cash flows from financing activities:

      Advances under repurchase agreements                      132,742          123,777
      Repayment of advances under repurchase agreements        (120,740)        (151,592)
      Advances on note payable                                  231,863          230,084
      Repayment of note payable                                (231,437)        (231,476)
                                                              ---------        ---------
    Net cash provided by (used in) financing activities          12,428          (29,207)
                                                              ---------        ---------

Net change in cash and cash equivalents                          (3,401)             880
Cash and cash equivalents, beginning of period                    3,521               --
                                                              ---------        ---------
Cash and cash equivalents, end of period                      $     120        $     880
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

2.   EARNINGS PER SHARE:

     Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the number of weighted average common shares outstanding. At September 30, 2001 and 2000 there were potential dilutive shares of common stock from outstanding stock options and warrants. Had these stock options and warrants been exercised they would have had an anti-dilutive effect on the earnings (loss) per share calculation. The effect of the anti-dilutive shares is not included in the earnings (loss) per share calculation for the periods ended September 30, 2001 or 2000.

     The following table presents a reconciliation of the numerator (income
     (loss) available to common shareholders) and denominator (weighted average common shares outstanding) for the basic and diluted income (loss) per share calculation:

                                               THREE MONTHS ENDED SEPTEMBER 30,
                                       ---------------------------------------------------
                                                 2001                      2000
                                       -----------------------    ------------------------
                                                Earnings (loss)            Earnings (loss)
                                       Shares      per share      Shares      per share
                                       -----------------------    ------------------------
                                            (In thousands, except per share data)
Basic earnings (loss) per share         2,543       $(1.16)        2,640       $(1.08)
Net dilutive effect of:
  Options                                  --          --             --          --
  Warrants                                 --          --             --          --
                                       -----------------------    ------------------------
Diluted earnings (loss) per share       2,543       $(1.16)        2,640       $(1.08)
                                       =======================    ========================

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                       ---------------------------------------------------
                                                 2001                      2000
                                       -----------------------    ------------------------
                                                Earnings (loss)            Earnings (loss)
                                       Shares      per share      Shares      per share
                                       -----------------------    ------------------------
                                            (In thousands, except per share data)
 Basic earnings (loss) per share        2,549          $(1.12)     2,621       $(3.15)
 Net dilutive effect of:
   Options                                 --              --         --           --
   Warrants                                --              --         --           --
                                       -----------------------    ------------------------
 Diluted earnings (loss) per share      2,549          $(1.12)     2,621       $(3.15)
                                       =======================    ========================

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

                                                            THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                            --------------------------------    -------------------------------
                                                                    2001          2000               2001            2000
                                                                  -------       -------             -------        -------
                                                                             (In thousands)
Net loss                                                          $(2,959)      $(2,859)            $(2,849)       $(8,262)
Other comprehensive income net of tax:
  Unrealized gain (loss) on securities:
    Unrealized holding gain (loss) during period
      net of  tax of $0, $11, $27 and ($41), respectively              --            22                  53            (80)
    Less reclassification adjustment for realized
      gains included in net income,  net of tax of $86                 --            --                (168)            --
                                                                  -------       -------             -------        -------
Comprehensive loss                                                $(2,959)      $(2,837)            $(2,964)       $(8,342)
                                                                  =======       =======             =======        =======

4.   ALLOWANCE FOR CREDIT LOSSES:

     The allowance for possible credit losses is maintained at a level believed adequate by management to absorb potential losses in Bingham's loan portfolio. The Company's loan portfolio is comprised of homogenous manufactured home loans with average loan balances of less than $50,000. The allowance for credit losses is determined at a portfolio level and computed by applying loss rate factors to the loan portfolio on a stratified basis using current portfolio performance and delinquency levels (0-30 days, 31-60 days, 61-90 days and more than 90 days delinquent). The Company's loss rate factors are based on the Company's historical loan loss experience and are adjusted for economic conditions and other trends affecting borrowers' ability to repay and estimated collateral value. The allowance for credit losses represents an unallocated allowance. There are no elements of the allowance allocated to specific individual loans or to impaired loans.

     Changes in the allowance for credit losses are summarized as follows:

                                THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                --------------------------------   -------------------------------
                                      2001           2000               2001           2000
                                     -------        -------            -------        -------
                                                 (In thousands)
Balance at beginning of period       $ 1,036        $   870            $ 2,168        $   274
Provision for credit losses              174          2,755                693          5,404
Net losses                              (449)        (2,277)            (2,100)        (4,330)
                                     -------        -------            -------        -------
Balance at end of period             $   761        $ 1,348            $   761        $ 1,348
                                     =======        =======            =======        =======

     The Company periodically sells portions of its manufactured home loan portfolio with recourse whereby it is required to repurchase loans that meet certain delinquency or default criteria. The Company maintains a separate liability to absorb potential losses on these loans. As of September 30, 2001, the outstanding principal balance on manufactured home loans the Company had sold with recourse totaled $123.9 million. During the three months and nine months ended September 30, 2001, there were $829,000 and $3.2 million in charges against the recourse liability, respectively. Based on the Company's periodic analysis of the adequacy of the recourse liability, the Company increased the liability by $2.0 million through a charge to earnings in the three months ended September 30, 2001. The balance of the liability was approximately $8.0 million at September 30, 2001.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ----------------

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

     The Term Loan matures on September 30, 2004. The Term Loan may be paid in full or in part without premium or penalty subject to approval of Bingham's non-employee directors. The entire unpaid principal balance of each of the $10 Million Line and the $50 Million Line, together with all accrued and unpaid interest, will be due and payable in full within ten days after the date of demand. Sun Communities Operating Limited Partnership in its sole discretion may refuse to make advances under the $50 Million Line. As of September 30, 2001 there was $4.0 million outstanding under the Term Loan, no borrowings under the $10 Million Line, and $38.4 million outstanding under the $50 Million Line. Bingham has granted Sun Communities Operating Limited Partnership a security interest in substantially all of its assets to secure its obligations under the Subordinated Debt Facilities.

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

     In March 2000, Bingham and Origen entered into a revolving credit facility with Michigan National Bank. Under this facility, Bingham and Origen may borrow up to $10.0 million. Interest at a rate of 30-day LIBOR plus a spread is payable on the outstanding balance. The outstanding principal balance on this credit facility as of September 30, 2001 was approximately $4.7 million. To secure the loan from Michigan National Bank, Origen and Bingham have granted Michigan National Bank a security interest in their rights under three servicing agreements under which Origen services manufactured home loans.

     In April 2000, Bloomfield Acceptance and Bloomfield Servicing Company, L.L.C. ("Bloomfield Servicing") entered into a warehousing credit agreement with Residential Funding Corporation. Under the credit agreement, Bloomfield Acceptance and Bloomfield Servicing could borrow up to $25.0 million to fund the acquisition and origination of FNMA loans, FHLMC loans, bridge mortgage loans and similar mortgage loans. In June 2001the agreement was terminated. At the time the agreement was terminated Bloomfield Acceptance and Bloomfield Servicing had no advances outstanding under the agreement.

     In May 2001, Origen, through its Origen Special Holdings Corporation special purpose subsidiary, entered into a master repurchase agreement with Credit Suisse First Boston Mortgage Capital LLC to replace Origen's prior repurchase facility with Lehman. Under this agreement, Origen contributes manufactured home loans it originates or purchases to Origen Special Holdings. Origen Special Holdings then transfers the manufactured home loans to Credit Suisse First Boston against the transfer of funds from Credit Suisse First Boston and Origen Special Holdings transfers the funds to Origen for operations. Bingham guaranteed the obligations of Origen Special Holdings under this agreement. The maximum financing limit on the facility is $150.0 million. The annual interest rate on the facility is a variable rate equal to LIBOR plus a spread. The loans are financed on the facility at varying advance rates on the lesser of the then current face value or market value of the loans. The advance rates depend on the characteristics of the loans financed. The facility will terminate on May 29, 2002, but may be terminated earlier upon an event of default under the master repurchase agreement. At September 30, 2001 the aggregate amount advanced by Credit Suisse First Boston under the facility was $79.3 million.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ----------------


     At September 30, 2001 and December 31, 2000 total debt outstanding was as follows:

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                  -------------   ------------
                                                      2001            2000
                                                    --------        --------
                                                         (In thousands)
    Loans sold under agreements to repurchase       $ 79,258        $ 67,256
    Revolving credit facility                          4,712           6,848
    Demand loans                                      38,411          35,849
    Term loan, net of discount                         3,721           3,664
                                                    --------        --------
                                                    $126,102        $113,617
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

     Residual interest in loans sold and securitized represents the Company's subordinated interest in loans sold through securitization. Based on the Company's periodic analysis of the performance of the securitized loans and current and expected future economic conditions the carrying value of the residual interest was reduced to $8.9 million through a charge to earnings of approximately $1.4 million in September 2001. The Company expects to begin receiving Excess Cash Flow on its manufactured home loan securitization approximately 36 months from the date of the securitization, although this time period may be shorter or longer depending upon the performance of the securitized loans and future economic conditions. The outstanding balance of securitized receivables was $150.3 million at September 30, 2001.

7.   DISPOSITION OF ASSETS:

     On June 13, 2001, Bingham sold certain of the assets of its commercial mortgage financing and servicing subsidiaries and other related assets to Wells Fargo Bank, National Association and Wells Fargo & Company for cash consideration of approximately $9.7 million. The assets sold consisted of commercial loans receivable with a carrying amount of approximately $3.5 million, mortgage servicing rights with a carrying amount of approximately $2.1 million and furniture and equipment with carrying amounts of approximately $379,000. The pre-tax gain on the sale of assets of approximately $1.3 million is net of the write-off of $1.3 million in goodwill related to the purchase of the commercial mortgage operations and approximately $1.0 million in costs related to the transaction.

     Proceeds from the sale were used to pay down Bingham's existing lines of credit. The sale was completed pursuant to an Agreement dated May 8, 2001, as amended, among Bingham, Bloomfield Acceptance, Bloomfield Servicing, Hartger & Willard Mortgage Associates, Inc., Wells Fargo Bank and Wells Fargo & Company. The terms of the transaction were determined on the basis of arm's length negotiations between the parties.

8.   ACCOUNTING ISSUES:

     During July 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") was issued. The statement provides the accounting and reporting standards for goodwill. SFAS 142 will not impact the Company's financial position or results of operations because the Company had no goodwill on its balance sheet at September 30, 2001.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------


     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information on material factors affecting the Company's results of operations and significant balance sheet changes. This discussion should be read in conjunction with the consolidated financial statements and notes included herein and the Company's Form 10-K for the fiscal year ended December 31, 2000. Results of operations for the three-month period presented are not necessarily indicative of results which may be expected for the entire year.

     FORWARD-LOOKING STATEMENTS

     This quarterly report contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those anticipated in any forward-looking statements as a result of numerous factors, many of which are described in the "Factors That May Affect Future Results" section in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2000 and in Management's Discussion and Analysis of Financial Condition and Results of Operations below, and in particular risks associated with Bingham's planned recapitalization discussed below under "Liquidity and Capital Resources". You should carefully consider those risks, in addition to the other information in this quarterly report and in our other filings with the SEC. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

     RESULTS OF OPERATIONS

     Results for the quarter ended September 30, 2001 include the following:

     - Manufactured home loan originations for the quarter ended September 30, 2001 were $39.3 million versus $49.6 million in the comparable quarter of 2000, a decrease of 20.8%. Manufactured home originations also decreased by $24.5 million or 38.4% compared to the previous quarter ended June 30, 2001.

     - The September 30, 2001 quarter results of operations include a pre-tax net write-down of the Company's residual interest in loans sold of approximately $1.5 million and an approximate $1.2 million pre-tax net adjustment to the Company's recourse liability and related loan sale proceeds receivable balance.

     - During the quarter ended September 30, 2001 the Company realized approximately $1.1 million in miscellaneous income as the result of an arbitration award of approximately $800,000 related to the purchase of approximately $60.0 million of manufactured home loans prior to, but in conjunction with the acquisition of Origen Financial, Inc. in December 1999 and the settlement of approximately $325,000 related to servicing advances in the same acquisition.

     Bingham reported a net loss of $3.0 million or $1.16 per fully diluted share for the quarter ended September 30, 2001, compared to a net loss of $2.9 million or $1.08 per fully diluted share for the quarter ended September 30, 2000. For the nine months ended September 30, 2001 and 2000 Bingham reported net losses of $2.8 million or $1.12 per fully diluted share, and $8.3 million or $3.15 per fully diluted share, respectively.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------

     Interest income consists primarily of interest on loan receivable principal balances retained on the Company's balance sheet. The average loan receivable principal balance for the three months ended September 30 2001 was $85.0 compared to $129.7 million for the three months ended September 30, 2000. The lower average outstanding principal balance resulted in interest income of $2.2 million for the quarter ended September 30, 2001 compared to $3.3 million for the quarter ended September 30, 2000, a decrease of 33.3 %. For the nine months ended September 30, 2001 the average outstanding loan receivable principal balance was $80.4 million compared to $161.6 million for the nine months ended September 30, 2000. Interest income for the nine months ended September 30, 2001 was $6.4 million versus $12.1 million for the nine months ended September 30, 2000, a decrease of 47.1%.

     Interest expense for the three months ended September 30, 2001 was $1.8 million compared to $3.3 million for the three months ended September 30, 2000, a decrease of 45.5%. The decrease is the result of a decrease in the average outstanding balance of debt used to finance the loan receivables and fund operations. The average balance of outstanding debt was $106.3 million for the quarter ended September 30, 2001 compared to $134.1 million for the quarter ended September 30, 2000, a decrease of approximately 20.7%. The decrease in interest expense is also the result of an approximate 325 basis point decrease in the Company's average borrowing rate for the quarter ended September 30, 2001 versus the quarter ended September 30, 2000. Bingham's primary financing source is a variable rate facility that uses the 30-day LIBOR rate as an index. The average 30-day LIBOR rate decreased approximately 290 basis points in the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000. The decrease in the 30-day LIBOR rate was partially offset by the change in the Company's demand line of credit in July 2001 from a variable rate facility to a fixed rate facility charging interest at the rate of 8%.

     For the nine months ended September 30, 2001 interest expense was $5.9 million compared to $11.0 million for the nine months ended September 30, 2000, a decrease of approximately 46.4%. The average balance of outstanding debt decreased 36.8% to $99.8 million for the nine months ended September 30, 2001 versus $158.0 million for the nine months ended September 30, 2000. The lower average 30-day LIBOR rate helped decrease the Company's average borrowing rate to 7.82% for the nine months ended September 30, 2001 compared to 9.31% for the nine months ended September 30, 2000.

     The following tables set forth the extent to which the Company's net interest income has been affected by changes in average interest rates and average balances of interest-earning assets and interest-bearing liabilities:

                                                             THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                     -----------------------------------------------------------------------------------------------
                                        AVERAGE BALANCE         AVERAGE RATE           INTEREST       INCREASE     VARIANCE DUE TO:
                                     ---------------------     ---------------    -----------------               ------------------
                                       2001         2000       2001       2000     2001      2000    (DECREASE)   VOLUME      RATE
                                     ---------   ---------     -----      ----    ------    -------  ----------   -------   --------
Interest-earning assets:                                                (Dollars in thousands)
  Loans                              $  85,014   $ 129,655     10.32%    10.17%   $2,194    $ 3,296    $(1,102)   $(1,151)  $    49
  Residual Interest                      8,167          --     13.11%       --       268         --        268        268        --
  Cash and equivalents                   1,834       7,337      2.32%     4.44%       11         81        (70)       (70)       --
                                     -----------------------------------------------------------------------------------------------
                                     $  95,015   $ 136,992     10.41%     9.86%   $2,473    $ 3,377    $  (904)   $  (953)  $    49
                                     ---------------------    ----------------------------------------------------------------------

Interest-bearing Liabilities
  Term loan                          $   4,000   $   4,000     11.68%    11.68%   $  117    $   117    $    --    $    --   $    --
  Revolving line of credit              38,472      41,309      7.80%     8.97       751        960       (209)       709      (918)
  Loans sold under repurchase           63,821      88,836      5.32%     9.90       849      2,190     (1,341)       846    (2,187)
                                     -----------------------------------------------------------------------------------------------
                                     $ 106,293   $ 134,145      6.46%     9.74%   $1,717    $ 3,267    $(1,550)   $ 1,555   $(3,105)
                                     -----------------------------------------------------------------------------------------------
Interest rate spread                                            3.95%     0.12%
Excess average assets (liabilities)  $ (11,278)  $   2,847      6.46%     9.86%
                                     ==========================================
Net interest margin                                             3.66%     0.32%   $  756    $   110    $   646    $(2,508)  $ 3,154
                                                              ======================================================================

                  BINGHAM FINANCIAL SERVICES CORPORATION
                             ----------------

                                                               NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                     ---------------------------------------------------------------------------------------------
                                        AVERAGE BALANCE       AVERAGE RATE           INTEREST       INCREASE     VARIANCE DUE TO:
                                     ---------------------   ---------------    -----------------               ------------------
                                       2001         2000     2001       2000     2001      2000    (DECREASE)   VOLUME      RATE
                                     ---------   ---------   -----      ----    ------    -------  ----------   -------    -------
Interest-earning assets:                                                   (Dollars in thousands)
  Loans                              $  80,362   $161,554    10.57%     10.12%  $ 6,373   $ 12,064   $(5,691)   $(5,873)   $   182
  Residual Interest                      8,167         --    12.24%        --       750         --       750        750         --
  Cash and equivalents                   1,899      6,827     3.17%      4.83        60        247      (187)      (105)       (82)
                                     ---------------------------------------------------------------------------------------------
                                     $  90,428   $168,381    10.59%      9.75%  $ 7,183   $ 12,311   $(5,128)   $(5,228)   $   100
                                     ---------------------------------------------------------------------------------------------
Interest-bearing Liabilities
  Term loan                          $   4,000   $  4,000    11.68%     11.68%  $   350   $    350   $    --    $    --    $    --
  Revolving line of credit              44,801     45,741     7.59%      8.80     2,550      2,935      (385)       613       (998)
  Loans sold under repurchase           51,022    108,281     7.72%      9.61     2,955      7,752    (4,797)    (2,216)    (2,581)
                                     ---------------------------------------------------------------------------------------------
                                     $  99,823   $158,022     7.82%      9.31%  $ 5,855   $ 11,037   $(5,182)   $(1,603)   $(3,579)
                                     ---------------------------------------------------------------------------------------------
Interest rate spread                                          2.77%      0.44%
Excess average assets (liabilities)  $  (9,395)  $ 10,359     7.82%      9.75%
                                     ==================================================
Net interest margin                                           1.47%      0.76%  $ 1,328   $  1,274   $    54    $(3,625)   $ 3,679
                                                             =====================================================================

     Loan servicing fees, which are reported net of amortization of servicing assets, were $2.3 million and $7.2 million, respectively for the three months and nine months ended September 30, 2001, as compared to $2.0 million and $5.9 million, respectively, for the three months and nine months ended September 30, 2000. The increases were primarily the result of an increase in the principal balance of manufactured home loans serviced for outside investors resulting from the $165.0 million securitization completed in March 2001 for which Origen retained the servicing rights. The increase in principal balance of manufactured home loans serviced for outside investors was partially offset by the sale of the servicing rights related to the Company's commercial loan portfolio serviced for others in June 2001.

     Gain on sale of loans represents the difference between the proceeds from the sale of loans and the allocated carrying cost of the loans sold or placed with outside investors. The gain is also net of required reserves for the potential loss due to repossession and ultimate charge-off of loans sold with recourse that are required to be repurchased. For the quarter ended September 30, 2001 Bingham recorded no gain on the sale of loans compared to a $1.4 million gain on sale of loans in the quarter ended September 30, 2000 on the placement of $78.1 million in principal balance of commercial mortgage loans and the sale of approximately $114.4 million in principal balance of manufactured home loans.

     For the nine months ended September 30, 2001 Bingham sold or placed approximately $39.4 million in principal balance of commercial mortgage loans resulting in gains on loans sold or placed of $151,000 versus the placement of $125.5 million in principal balance of commercial mortgage loans and the sale of approximately $114.4 million in principal balance of manufactured home loans resulting in gain on loans sold or placed of $1.6 million for the nine months ended September 30, 2000.

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

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------

     The value of Bingham's residual interest in the Trust is based on assumptions about future expected cash flows from the securitized pool of loans. The performance of the loans and the general economic downturn in the third quarter, as well as the projected continuance of the downturn, has caused Bingham to adjust some of the assumptions used in its valuation. Specifically, the Company now estimates that defaults will occur sooner than originally assumed, causing the actual cash flows from the pool to be less than originally projected. The revised estimate of future cash flows has resulted in a reduction in the value of the residual interest of approximately $1.4 million, which was taken as a charge to earnings in the quarter ended September 30, 2001.

     During the quarter ended June 30, 2001, Bingham sold certain of the assets of its commercial mortgage financing and servicing subsidiaries and other related assets to Wells Fargo Bank and Wells Fargo & Company. The assets sold consisted primarily of commercial mortgage loans receivable, commercial mortgage servicing rights, and furniture and equipment with a total carrying amount of approximately $6.0 million. Bingham recorded a pre-tax gain of approximately $1.4 million on the sale based on the difference between the proceeds from the sale and the allocated carrying cost of the assets sold. In the quarter ended September 30, 2001 the gain on sale of assets was reduced by approximately $61,000 related to a subsequent adjustment to the value of servicing rights sold.

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

     Other income for the three months ended September 30, 2001 was $2.3 million versus $107,000 for three months ended September 30, 2000. The increase is the result of an arbitration award of approximately $800,000 related to the purchase price of approximately $60.0 million of manufactured home loans the Company purchased prior to but in conjunction with the acquisition of Origen Financial, Inc. in December 1999 and the settlement of approximately $325,000 related to servicing advances in the same acquisition; both items represent recoveries of amounts previously charged to expense. Other income for the quarter ended September 30, 2001 also includes approximately $268,000 of interest income recognized on the Company's residual interest in securitized loans. There was no residual interest on the Company's books during the quarter ended September 30, 2000.

     Bingham periodically sells manufactured home loans on a whole-loan basis. At the time of such loan sales, Bingham recognizes recourse liabilities pursuant to its future obligations, if any, to the applicable loan purchasers under the provisions of the respective sale agreements. Under its existing recourse provisions, the Company is required to repurchase any loan contract that goes into default, as defined in the respective loan agreement, for the life of each loan sold, at an amount equal to the outstanding principal balance plus accrued interest, and refund any purchase premiums. The loan purchasers have no recourse to Bingham's other assets for failure of debtors to pay when due.

     The loan pools subject to recourse provisions are comprised of homogenous manufactured home loans with an average loan balance of less than $50,000. The estimated recourse liability is calculated based on historical default rates and loss experience for pools of similar loans originated and serviced by the Company. These loss rates are applied to each pool of loans subject to recourse provisions and the resulting estimated recourse liability represents the present value of the expected obligations under those recourse provisions. The loss rates are adjusted for economic conditions and other trends affecting borrowers' ability to repay and estimated collateral value. The recourse liability is calculated at a portfolio level and there are no elements of the estimated recourse liability allocated to specific loans.

     At September 30, 2001 and 2000 Bingham had recorded liabilities of approximately $8.0 million and $9.3 million, respectively, related to manufactured home loans sold with recourse. For the three months ended September 30, 2001, the Company increased the liability by $2.0 million through a charge to earnings versus no increase to the liability for the three months ended September 30, 2001. The increase in the recorded recourse liability during the three months ended September 30, 2001 was the result of adjustments to the anticipated timing of losses and the resulting impact on the calculated present value of expected future obligations. Based on recent economic conditions, the Company anticipates that losses will occur earlier, on average, than originally expected, resulting in an increase in the present value of estimated future recourse obligations.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------

     During the nine months ended September 30, 2001, the Company repurchased loans with principal balances of approximately $15.0 million that had previously been sold with recourse and subsequently securitized those loans as part of its March 2001 securitization. As a result of the elimination of the Company's recourse obligations associated with the repurchased loans, the related previously recognized recourse obligation of approximately $450,000 was derecognized at the time of the repurchase.

     Changes in the recorded recourse liability are summarized as follows:

                                                 THREE MONTHS ENDED SEPTEMBER 30,  V  NINE MONTHS ENDED SEPTEMBER 30,
                                                 --------------------------------     -------------------------------
                                                       2001          2000                  2001          2000
                                                     -------        ------               -------        ------
                                                                (In thousands)
Balance at beginning of period                       $ 7,347        $  376               $ 9,313        $  376
Provision for credit losses                            1,999            --                 2,909            --
Additional recourse loan sales                            --         7,729                    --         7,729
Valuation adjustment related to
  repurchase of loans to put in securitization            --            --                  (450)           --
Gross chargeoffs                                      (2,261)           --                (6,269)           --
Recoveries                                               921            --                 2,503            --
                                                     -------        ------               -------        ------
Balance at end of period                             $ 8,006        $8,105               $ 8,006        $8,105
                                                     =======        ======               =======        ======

     The Company's loan portfolio is comprised of homogenous manufactured home loans with an average loan balance of less than $50,000. The allowance for loan losses is determined at a portfolio level and computed by applying loss rate factors to the loan portfolio on a stratified basis using current portfolio performance and delinquency levels (0-30 days, 31-60 days, 61-90 days and more than 90 days delinquent). The Company's loss rate factors are based on the Company's historical loan loss experience and are adjusted for economic conditions and other trends affecting borrowers' ability to repay and estimated collateral value. The allowance for loan losses represents an unallocated allowance; there are no elements of the allowance allocated to specific individual loans or to impaired loans.

     For the three months ended September 30, 2001 the provision for credit losses was approximately $174,000 compared to a $2.8 million provision for credit losses for the quarter ended September 30, 2000. Provision for credit losses decreased to approximately $693,000 for the nine months ended September 30, 2001 compared to $5.4 million for the nine months ended September 30, 2000. The large decrease is primarily attributable to the decrease in the principal balance of non-performing loans which were $937,000 at September 30, 2001 versus $2.6 million at September 30, 2000. The Company defines non-performing loans as those loans that are 90 or more days delinquent in contractual principal payments.

     The allowance for credit losses as a percentage of gross loans outstanding was .76% at September 30, 2001 compared to 2.3% at December 31, 2000 a decrease of approximately 154 basis points. The decrease is primarily the result of the sale of the majority of loans held at December 31, 2000 in the $165.0 million manufactured home loan securitization the Company completed in March 2001. As a result, the loans held at September 30, 2001 have been outstanding for less time and reflect substantially fewer delinquencies than the loans held at December 31, 2000. It is also anticipated that the majority of the current loan portfolio will be securitized and sold in the first quarter of 2002.

     Changes in the allowance for credit losses are summarized as follows:

                                THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                --------------------------------   -------------------------------
                                       2001           2000               2001           2000
                                     -------        -------            -------        -------
                                                 (In thousands)
Balance at beginning of period       $ 1,036        $   870            $ 2,168        $   274
Provision for credit losses              174          2,755                693          5,404
Gross chargeoffs                        (855)        (3,937)            (3,574)        (7,282)
Recoveries                               406          1,660              1,474          2,952
                                     -------        -------            -------        -------
Balance at end of period             $   761        $ 1,348            $   761        $ 1,348
                                     =======        =======            =======        =======

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------

     General and administrative and other operating expenses were approximately $6.1 million for the quarter ended September 30, 2001 versus $6.0 million for the quarter ended September 30, 2000, an increase of 1.7%. Personnel costs and office occupancy costs, the largest components of general and administrative expenses, decreased slightly to $4.5 million for the three months ended September 30, 2001 versus $4.7 million for the three months ended September 30, 2000. The slight decrease is the result of a decrease in the number of full time employees to 204 at September 30, 2001 from 212 at September 30, 2000 and a decrease in the number of leased offices.

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

     As of September 30, 2001 total borrowings were $126.1 million compared to $113.6 million at December 31, 2000, an increase of 11.0%. The increase in total borrowings reflects an increase in loans held for sale and retained interest in loans securitized which totaled $109.1 million at September 30, 2001 compared to $98.6 million at December 31, 2000. The increased borrowings are also affected by cash flows from operations. The Company originates loans and warehouses them until sufficient receivables have been accumulated for a whole loan sale or securitization. The timing of the whole loan sales or securitizations significantly impacts cash flows from operations.

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

     The Term Loan matures on September 30, 2004. The Term Loan may be paid in full or in part without premium or penalty subject to approval of Bingham's non-employee directors. The entire unpaid principal balance of each of the $10 Million Line and the $50 Million Line, together with all accrued and unpaid interest, will be due and payable in full within ten days after the date of demand. Sun Communities Operating Limited Partnership in its sole discretion may refuse to make advances under the $50 Million Line. As of September 30, 2001 there was $4.0 million outstanding under the Term Loan, no borrowings under the $10 Million Line, and $38.4 million outstanding under the $50 Million Line. Bingham has granted Sun Communities Operating Limited Partnership a security interest in substantially all of its assets to secure its obligations under the Subordinated Debt Facilities.

     In March 2000, Bingham and Origen entered into a revolving credit facility with Michigan National Bank. Under this facility, Bingham and Origen may borrow up to $10.0 million. Interest at a rate of the 30-day LIBOR plus a spread is payable on the outstanding balance. The outstanding principal balance on this credit facility as of September 30, 2001 was approximately $4.7 million. To secure the loan from Michigan National Bank, Origen and Bingham have granted Michigan National Bank a security interest in their rights under three servicing agreements under which Origen services manufactured home loans.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------

     In May 2001, Origen, through its Origen Special Holdings Corporation special purpose subsidiary, entered into a master repurchase agreement with Credit Suisse First Boston Mortgage Capital LLC to replace Origen's prior repurchase facility with Lehman Commercial Paper, Inc. Under this agreement, Origen contributes manufactured home loans it originates to Origen Special Holdings. Origen Special Holdings then transfers the manufactured home loans to Credit Suisse First Boston against the transfer of funds from Credit Suisse First Boston and Origen Special Holdings transfers the funds to Origen for operations. Bingham guaranteed the obligations of Origen Special Holdings under this agreement. The maximum financing limit on the facility is $150.0 million. The annual interest rate on the facility is a variable rate equal to the 30-day LIBOR plus a spread. The loans are financed on the facility at varying advance rates on the lesser of the then current face value or market value of the loans. The advance rates depend on the characteristics of the loans financed. The facility will terminate on May 29, 2002, but may be terminated earlier upon customary events of default. At September 30, 2001 the aggregate amount advanced by Credit Suisse First Boston under the facility was $79.3 million.

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

     Bingham has taken several steps to address its short-term liquidity and capital resources needs in the last three quarters, including the March 2001 securitization of approximately $165.0 million in manufactured home loans, the May 2001 Credit Suisse First Boston repurchase facility, and the June 2001 sale of the assets of its commercial mortgage lending and servicing subsidiaries.

     Bingham intends to effect a recapitalization of its Origen operating subsidiaries and execute a manufactured home loan securitization by the end of the first quarter in 2002 that will provide additional sources of liquidity. Under the recapitalization plan certain investors will invest $40.0 million in cash for a significant portion of the equity in the operating subsidiaries. While these investors have signed an investment agreement, the consummation of the transaction is subject to the receipt of shareholder and regulatory approvals and other customary conditions. Substantially all of the proceeds of the recapitalization will be used to pay off the Subordinated Debt Facilities, which Bingham expects will be terminated. Although it has not made formal demand for payment, Sun Communities Operating Limited Partnership has expressed its strong desire that Bingham repay the Subordianted Debt Facilities in their entirety in the near term. If Sun Communities Operating Limited Partnership were to demand payment under the Subordinated Debt Facilities and if the proposed recapitalization did not close and an alternative source of funding were not found, Bingham would not be able to continue to originate loans in an amount sufficient to enter into a securitization and its ability to continue operations would be jeopardized. There can be no assurance that the recapitalization and securitization will occur.

     Even if the recapitalization occurs and Bingham effects a securitization in the first quarter of 2002 and other periodic securitizations in the future, Bingham will need additional funds to meet its short- and long-term capital needs. Bingham believes that, in order to meet these capital needs, it must raise additional equity capital or merge or enter into a joint venture with an entity that gives it a strategic advantage in the market or provides access to low-cost funds. While Bingham is vigorously pursuing these options, there can be no assurance that it will be successful in raising the necessary equity or finding an appropriate merger or joint venture partner. If Bingham is not successful in these efforts, its ability to continue operations could be jeopardized.

     LOANS RECEIVABLE

     Net loans receivable were $100.2 million at September 30, 2001 compared to $98.6 million at December 31, 2000, an increase of $1.6 million, or 1.6%. For the nine months ended September 30, 2001 manufactured home loan originations and purchases were $174.9 million. There were no commercial mortgage loans originated to hold for sale. New loan originations were offset by the securitization and sale of approximately $165.0 million of principal balance of manufactured home loans in March 2001 and the sale of approximately $3.5 million in principal balance of commercial mortgage loans in June 2001.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------

     The following table sets forth the average loan balance, weighted average loan yield and weighted average initial term of the manufactured home loan portfolio at September 30, 2001 and December 31, 2000:

                                            SEPTEMBER 30,       DECEMBER 31,
                                            -------------       ------------
                                                2001               2000
                                             -----------        -----------
                                               (Dollars in thousands)
    Principal balance loans receivable       $   100,027        $    95,234
    Number of loans                                2,458              2,304
    Average loan balance                     $      40.7        $      41.0
    Weighted average loan yield                    11.10%             11.75%
    Weighted average remaining term           26.1 years         26.0 years

     Delinquency statistics at September 30, 2001 and December 31, 2000 for the manufactured home loan portfolio are as follows:

                                                                  SEPTEMBER 30, 2001
                                                              ----------------------------
                                                                    Days delinquent
                                                              ----------------------------
                                               Number of                         Greater than
                                                 Loans        31-60      61-90        90        Total
------------------------------------------------------------------------------------------------------
Manufactured home loans available for sale       2,458         1.1%       0.5%       2.1%         3.7%
Manufactured home loans sold with recourse       3,203         3.3%       1.2%       0.8%         5.3%
                                               -------------------------------------------------------
Total                                            5,661         2.3%       0.9%       1.3%         4.5%
                                               =======================================================

                                                                    Days delinquent
                                                              ----------------------------
                                                                 (Dollars in thousands)
                                                   Gross                           Greater
                                                 Principal                           than
                                                  Balance     31-60      61-90        90       Total
----------------------------------------------------------------------------------------------------
Manufactured home loans available for sale       $100,027      1.2%       0.5%       2.2%       3.9%
Manufactured home loans sold with recourse        123,897      3.0%       1.6%       0.8%       5.4%
                                                 ---------------------------------------------------
Total                                            $223,924      2.2%       1.1%       1.4%       4.7%
                                                 ===================================================

                                                                          DECEMBER 31, 2000
                                                              ----------------------------------------
                                                                           Days delinquent
                                                              ----------------------------------------
                                               Number of                         Greater than
                                                 Loans        31-60      61-90        90         Total
------------------------------------------------------------------------------------------------------
Manufactured home loans available for sale       2,304         1.0%       0.9%       3.5%         5.4%
Manufactured home loans sold with recourse       4,199         3.3%       0.4%       0.4%         4.1%
                                               --------------------------------------------------------
Total                                            6,503         2.5%       0.5%       1.5%         4.5%
                                               =======================================================

                                                                          Days delinquent
                                                              ---------------------------------------
                                                                       (Dollars in thousands)
                                                  Gross                            Greater
                                                Principal                           than
                                                 Balance      31-60      61-90       90         Total
-----------------------------------------------------------------------------------------------------
Manufactured home loans available for sale       $ 95,234      1.0%       0.9%       3.5%       5.4%
Manufactured home loans sold with recourse        161,726      2.9%       0.3%       0.4%       3.6%
                                                -----------------------------------------------------
Total                                            $256,960      2.2%       0.5%       1.6%       4.3%
                                                =====================================================

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------

     The Company defines non-performing loans as those loans that are 90 or more days delinquent in contractual principal payments. Non-performing loans may consist of loans currently in the Company's available for sale portfolio that had been sold and subsequently repurchased under various recourse provisions and loans that were originated by the Company and remained in the available for sale portfolio. At September 30, 2001 the principal balance of non-performing loans which losses would potentially be charged against the allowance for credit losses was approximately $937,000 compared to $2.58 million at December 31, 2000. The principal balance of non-performing loans which losses would potentially be charged against the recourse liability was approximately $1.26 million at September 30, 2001 compared to $757,000 at December 31, 2000.

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

                                                                                      Maturity
                                                      ---------------------------------------------------------------------------
                                                      0 to 3        4 to 12            1 to 5           Over 5
                                                      Months         Months             Years            Years            Total
---------------------------------------------------------------------------------------------------------------------------------
                                                                               (Dollars in thousands)
ASSETS:
    Cash and equivalents                              $    120      $      --         $     --         $      --        $     120
    Restricted cash                                      1,150             --               --                --            1,150
    Loans receivable, net                                  237            666            6,904            92,407          100,214
    Servicing rights                                       294            680            5,558               618            7,150
    Servicing advances                                   6,393          1,598               --                --            7,991
    Furniture, fixtures and equipment, net                 205            615            1,044                --            1,864
    Deferred federal income taxes                           --            785            9,027                --            9,812
    Loan sale proceeds receivable                          388          1,015            2,865             1,700            5,968
    Residual interest in loans sold                         --             --            2,675             6,242            8,917
    Other assets                                         2,207            336            1,379               768            4,690
                                                      ----------------------------------------------------------------------------
        Total assets                                  $ 10,994      $   5,695         $ 29,452         $ 101,735        $ 147,876
                                                      ============================================================================

LIABILITIES:
    Accounts payable and accrued expenses             $  3,338      $   2,384         $     90         $      --        $   5,812
    Recourse liability                                     801          2,802            4,003               400            8,006
    Advances under repurchase agreement                     --         79,258               --                --           79,258
    Subordinated debt                                      (19)           (58)           3,798                --            3,721
    Notes Payable                                       43,123             --               --                --           43,123
                                                      ----------------------------------------------------------------------------
        Total liabilities                               47,243         84,386            7,891               400          139,920
                                                      ----------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
    Common stock                                            --             --               --            26,478           26,478
    Paid-in-capital                                         --             --               --               792              792
    Unearned stock compensation                            (13)           (55)             (49)               --             (117)
    Accumulated deficit                                     --             --               --           (19,197)         (19,197)
                                                      ----------------------------------------------------------------------------
        Total liabilities and stockholders' equity    $ 47,230      $  84,331         $  7,842         $   8,473        $ 147,876
                                                      ============================================================================
    Reprice difference                                $(36,236)     $ (78,636)        $ 21,610         $  93,262
    Cumulative gap                                    $(36,236)     $(114,872)        $(93,262)        $      --
    Percent of total assets                            (46.81%)      (148.40%)        (120.48%)        $      --

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------

     The Company's operations may be directly affected by fluctuations in interest rates. While the Company monitors interest rates and has in the past employed strategies such as forward interest rate swaps and Treasury rate locks, designed to hedge some of the risks associated with changes in interest rates, no assurance can be given that the Company's results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates. The Company currently has no open hedge positions on its loans held for sale. The Company's present strategy is to securitize or sell all new production within three to nine months of origination. Because the interest rates on the majority of the Company's lines of credit used to fund and acquire loans are variable and the rates charged on loans the Company originates are fixed, increases in the interest rates after the time the loans are originated and prior to their sale may reduce the gain on loan sales earned by the Company.

     The following table shows the Company's financial instruments that are sensitive to changes in interest rates at September 30, 2001 categorized by expected maturity and the instruments' fair values.

                                                                         Contractual Maturity
                                       ---------------------------------------------------------------------------------------------
                                                                                                                             Total
                                          2001        2002         2003         2004           2005        Thereafter     Fair Value
                                       ---------------------------------------------------------------------------------------------
Interest sensitive assets:                                               (Dollars in thousands)
   Loans receivable                    $    903      $1,080      $1,180        $1,352        $1,443        $ 94,256        $100,214
   Average interest rate                  11.10%      11.10%      11.10%        11.10%        11.10%          11.10%          11.10%

   Interest bearing deposits              1,834          --          --            --            --              --           1,834
   Average interest rates                  2.30%         --          --            --            --              --            2.30%

   Residual interests                        --          --          70           405           348           8,094           8,917
   Average interest rate                     --          --       14.91%        14.91%        14.91%          14.91%          14.91%

                                       ---------------------------------------------------------------------------------------------
Total interest sensitive assets        $  2,737      $1,080      $1,250        $1,757        $1,791        $102,350        $110,965
                                       =============================================================================================

Interest sensitive liabilities:
  Borrowings:
   Advances under repurchase
   agreements                          $ 79,258      $   --      $   --        $   --        $   --        $     --        $ 79,258
   Average interest rate                   5.32%         --          --            --            --              --            5.32%

   Subordinated debt                         --          --          --         3,721            --              --           3,721
   Average interest rate                     --          --          --         11.68%           --              --           11.68%

   Notes payable                         43,123          --          --            --            --              --          43,123
   Average interest rate                   7.15%         --          --            --            --              --            7.15%
                                       ---------------------------------------------------------------------------------------------
Total interest sensitive liabilities   $122,381      $   --      $   --        $3,721        $   --        $     --        $126,102
                                       =============================================================================================

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  On September 4, 2001, a lawsuit Bingham filed against Detroit Mortgage and Realty Company and certain of its affiliates in the Circuit Court of Oakland County, Michigan was settled. Under the settlement agreement, the Detroit Mortgage and Realty parties paid Bingham $75,000. In addition, the court dismissed all counterclaims brought by Detroit Mortgage and Realty and its affiliates against Bingham and its affiliates

                  The Company is subject to various other claims and legal proceedings arising out of the normal course of business, none of which in the opinion of management are expected to have a material effect on the Company's financial position.

ITEM 6. (A)       EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

                  Exhibit No.       Description
                  -----------       -----------
                  10.1              Master Repurchase Agreement dated May 29,
                                    2001 between Credit Suisse First Boston
                                    Mortgage Capital LLC and Origen Special
                                    Holdings Corporation

                  10.2 Annex I to Master Repurchase Agreement dated May 29, 2001 between Credit Suisse First Boston Mortgage Capital LLC and Origen Special Holdings Corporation

                  10.3 Guaranty dated May 29, 2001 made by Bingham Financial Services Corporation in favor of Credit Suisse First Boston Mortgage Capital LLC

ITEM 6. (B)       REPORTS ON FORM 8-K

                  None.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2001

                                         BINGHAM FINANCIAL SERVICES CORPORATION

                                         By: /s/  W. Anderson Geater
                                             ----------------------------------
                                                  W. Anderson Geater,
                                                  Chief Financial Officer