Form 10-K
period 2001-12-31
BINGHAM FINANCIAL SERVICES CORP
filed 2002-04-01
CIK 1044862

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                               ------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

(MARK ONE)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                  OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM
                                  TO

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

     As of March 15, 2002, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $1,466,532, based on the closing sales price of one share of common stock on such date as reported by the Nasdaq SmallCap Market.

     As of March 15, 2002, there were 2,476,321 shares of the Registrant's common stock issued and outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

REFERENCES AND FORWARD-LOOKING STATEMENTS

     As the context requires, references made in this annual report to "we, "us", "our", the "Company" and similar references refer to Bingham Financial Services Corporation and its subsidiaries, including Origen Inc., Origen LLC and their subsidiaries.

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

                                     PART I

ITEM 1. BUSINESS

     Bingham is a specialized financial services company that provides and services loans used to finance manufactured homes. We provide a vast range of financial services to the manufactured housing market, including construction financing, retail lending, permanent financing, bridge financing, earn-out financing and equity financing. Our operations are carried on through Origen Financial, Inc. ("Origen Inc."), Origen Financial L.L.C. ("Origen LLC"), and their subsidiaries. Our executive office is located at 260 East Brown Street, Suite 200, Birmingham, Michigan 48009 and our telephone number is (248) 644-8838. Bingham, which is a Michigan corporation, employed, through its subsidiaries approximately 214 people as of March 15, 2002.

INCORPORATION AND INITIAL PUBLIC OFFERING

     Bingham was incorporated in August 1996 by Sun Communities, Inc., a publicly held real estate investment trust. We began transacting business in January 1997. When we completed our initial public offering in November 1997, our business was focused primarily on providing financing for new and previously owned manufactured homes by making conventional loans under installment loan contracts secured by borrowers' manufactured homes, primarily to residents in manufactured home communities owned and managed by Sun. In addition to providing financing to residents in Sun's manufactured home communities, we have expanded our manufactured home lending business to originate loans through manufactured home dealers and loan originators and for a time expanded our business into the commercial lending and commercial mortgage servicing industry. Sun does not currently own any shares of our common stock.

     Proceeds from our initial public offering were used to repay in full a demand note payable to Sun, which we used to fund our original manufactured home loan contracts. In connection with a subordinated debt facility provided to us by Sun, we issued warrants to Sun to purchase up to 400,000 shares of common stock at the initial public offering price of $10 per share. In exchange for offering us as a preferred financing service to potential home buyers in Sun's communities, we granted Sun options to purchase 330,000 shares of our common stock. Sun subsequently assigned the subordinated debt facility, the warrants and the options to its operating subsidiary, Sun Communities Operating Limited Partnership. In connection with the restructuring of the subordinated debt facility described below under "Recapitalization," the warrants and options were cancelled in December 2001.

ACQUISITION OF ORIGEN, INC. AND CONSOLIDATION OF MANUFACTURED HOME BUSINESS

     From our inception until December 1999, we conducted our manufactured home lending and servicing business through our MHFC, Inc. subsidiary. In December 1999, we acquired Dynex Financial, Inc., for $4.0 million in cash. In February 2001, Dynex Financial changed its name to Origen Financial, Inc.

     In March 2000, we consolidated our manufactured home loan business. As part of our plan to conduct all of our manufactured home loan origination operations through Origen Inc., Origen Inc. purchased $66.9 million of loans from MHFC and we sold MHFC to Gwenuc, LLC, a limited liability company owned by Gary A. Shiffman, the Chairman of the Board and Secretary of Bingham. Gwenuc paid us $400,000 in cash and assumed $2.7 million of debt.

     During the year ended December 31, 2001, Origen Inc. originated approximately $192.0 million in manufactured home loans and serviced a manufactured home loan portfolio of approximately $1.2 billion.

Recapitalization

     In July 2001, we entered into an investment agreement with three investors -- SUI TRS, Inc., Shiffman Family LLC and Woodward Holding
LLC -- under which we agreed to recapitalize our remaining operating subsidiaries. Certain of our officers and directors are affiliated with SUI TRS and Shiffman Family LLC. See "Certain Relationships and Related Party Transactions."

     Under the investment agreement and a merger agreement entered into in December 2001, Origen Inc. and our other wholly-owned operating subsidiaries, excluding those related to our commercial mortgage business, will be merged into Origen LLC and its wholly-owned subsidiaries. The mergers will be completed when Origen LLC and its subsidiaries obtain all material licenses and permits they need to continue to operate our business. Notwithstanding the actual date of the mergers, the parties have agreed that, as between themselves, for tax and accounting purposes the merger will be treated as effective as of January 1, 2002. We expect the mergers to occur in the second quarter of 2002. Pending the mergers, each of Origen Inc. and Origen LLC is conducting that portion of our business which it is licensed to do. After the mergers, Origen LLC and its subsidiaries, as the surviving entities of the mergers, will conduct our business in the same manner as it has been conducted in the past. Although we will retain only a 20% interest in the profits of our manufactured home business after the mergers are complete, the mergers will not result in a change in control of the management and operations of our manufactured home business for accounting purposes. As a result, the assets liabilities and operations of our manufactured home business will continue to be reported in our financial statements on a consolidated basis.

     After the mergers are fully completed, our primary asset will be our remaining interest in Origen LLC. We will also retain a receivable of approximately $2.5 million related to the sale of MHFC in March 2000. The proceeds from the receivable will be used to fund our operating expenses, such as expenses associated with SEC reporting compliance and legal and accounting fees.

     We retained an initial 20% ownership interest in Origen LLC and the three investors received an initial 80% aggregate interest in Origen LLC. These interests are subject to dilution resulting from (a) grants of up to 11.5% of the membership interests to key employees of the recapitalized subsidiaries, and
(b) potential future issuances of additional membership interests in the recapitalized subsidiaries in connection with the raising of additional capital.

     On December 18, 2001, SUI TRS, Shiffman Family LLC and Woodward Holding made capital contributions totaling $40 million in Origen LLC. We used the funds from the capital contributions to repay approximately $39.9 million of our outstanding debt to Sun Communities Operating Limited Partnership.

     The remaining portion of our debt to Sun Communities Operating Limited Partnership (approximately $11.4 million) was restructured into a new line of credit between Sun Communities Operating Limited Partnership and Woodward Holding, as lenders, and Origen Inc. and Origen LLC, as borrowers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     On December 18, 2001, Credit Suisse First Boston Mortgage Capital and Origen LLC, through its consolidated special purpose subsidiary Origen Special Purpose, L.L.C., entered into a new loan repurchase agreement on substantially the same terms as the prior loan repurchase agreement between Credit Suisse First Boston and Origen Inc. Under the new repurchase agreement, Origen LLC contributes manufactured home loans it originates or purchases to Origen Special Purpose. Origen Special Purpose then transfers the manufactured home loans to Credit Suisse First Boston against the transfer of funds from Credit Suisse First Boston and Origen Special Purpose transfers the funds to Origen LLC for operations. Bingham guarantees the obligations of Origen Special Purpose under this agreement. The maximum financing limit on the facility is $150.0 million. The annual interest rate on the facility is a variable rate equal to LIBOR plus a spread. The loans are financed on the facility at varying advance rates on the lesser of the then current face value or market value of the loans. The advance rates depend on the characteristics of the loans financed. The facility will terminate on May 28, 2002, but may be terminated earlier upon an event of default under the master repurchase agreement. At March 27, 2002, the aggregate amount advanced by Credit Suisse First Boston under the facility was $3.4 million.

COMMERCIAL MORTGAGE BUSINESS

     In March 1998, we acquired Bloomfield Acceptance Company, L.L.C. and its mortgage servicing affiliate Bloomfield Servicing Company, L.L.C., expanding our business into commercial real estate lending and servicing. In June 1999, we acquired Hartger & Willard Mortgage Associates, Inc., a commercial mortgage lender and servicer, to complement Bloomfield's business.

     In late 2000, we decided to focus our efforts on our manufactured housing lending and servicing business. In June 2001, we sold substantially all of the assets of Bloomfield Acceptance, Bloomfield Servicing and Hartger & Willard to Wells Fargo Bank, N.A. and Wells Fargo & Company for approximately $9.6 million. We used the cash proceeds of the sale to reduce our outstanding debt to Sun Communities Operating Limited Partnership.

MANUFACTURED HOME LENDING AND SERVICING OPERATIONS

     We conducted our manufactured home loan business through MHFC until we acquired Origen Inc. in December 1999. In March 2000, we consolidated our manufactured home loan business into Origen Inc. We are recapitalizing our subsidiaries. When the recapitalization is completed, our business will be conducted solely by Origen LLC.

     We originate manufactured home loans that generally range in size from $10,000 to $100,000 and have a term of seven to 30 years. We initially focused our marketing efforts principally through manufactured home community owners and operators, specifically targeting Sun's manufactured home communities, where our services were offered as the preferred source of financing. We currently originate the majority of our manufactured home loans through retail dealers other than Sun.

Seasonality

     Our manufactured home finance business is generally subject to seasonal trends, reflecting the general pattern of sales of manufactured homes peaking during the spring and summer months and declining to lower levels from mid-November through February.

Dealers

     Each loan submitted to us by a dealer is subject to criteria we establish relating to loan terms, advance amounts, down payment requirements and other pertinent program parameters. We perform initial and periodic reviews of dealers with which we do business to ensure that these dealers are in good corporate and financial standing. Dealers are provided a rate and term schedule that establishes a customer buy rate for each particular loan being submitted.

     Reports are continuously generated and analyzed to track dealer performance. Performance factors tracked include loan approval rates, booking rates, dealer delinquency, dealer chargeoff activity and volume of loans booked. Dealer performance goals we establish are then monitored and, if necessary, relationships with non-performing dealers are terminated.

Underwriting

     We underwrite loans based upon our review of credit applications to ensure loans will comply with internal company guidelines as well as industry standards. All loans collateralized by mortgages on both manufactured homes and the underlying real estate, or "land/home" loans, are underwritten using our Internal Credit Rating grid, a traditional underwriting method that primarily takes into account the applicant's credit history. We underwrite retail installment loans secured only by manufactured homes, or "home only" loans, using Portal(TM), our internally-developed proprietary credit scoring system. Portal(TM) was developed to predict defaults using empirical modeling techniques and takes into account information from applicants' credit applications and credit reports. Each applicant's credit history, stability, capacity, down payment and security type are taken into account by the Portal(TM) model. The Portal(TM) model is integrated into our origination system and is based on our historical lending experience. Because the land/home and home only business lines have different characteristics, and because we have not experienced significant losses or defaults on land/home loans (a necessary component of a successful predictive model), predictive modeling was only possible for the home only applications, which make up approximately 95% of our total manufactured home loan applications.

Loan Collateral

     We retain a security interest in each manufactured home we finance. Procedures for perfecting security interests vary by state.

Servicing

     We service all of our manufactured home loan contracts, as well as manufactured home contracts owned by third parties. As of December 31, 2001, our servicing portfolio totaled approximately $1.2 billion. For each manufactured home loan we service, we collect principal and interest payments from the borrower and either remit them to investors as required under the relevant servicing contract or retain them. We also process collections on delinquent accounts.

Delinquency and Repossession

     We are responsible for the servicing of each manufactured home loan contract from the time of funding until the loan is paid in full. This servicing includes processing payments, collecting delinquent accounts, remitting funds to investors and repossessing and reselling the homes on defaulted contracts. The repossession process includes issuing delinquent notices between 15 and 18 days after a payment is past due, sending a notice of default between 30 and 90 days after a payment is past due. We then hire a local attorney to assist with our collection efforts after the expiration of the notice of default. Next, a demand letter is issued, at which time full payment must be made on all arrearages, including late fees and attorney fees. We generally repossess the manufactured home after payments have become 60 to 90 days delinquent if we are not able to work out a satisfactory arrangement with the borrower.

     We maintain a reserve for estimated credit losses on manufactured home loan contracts we own and a separate liability to absorb potential losses on loans that have been periodically sold to third parties with recourse. At December 31, 2001, the aggregate principal balance of manufactured home loan contracts in our portfolio was approximately $128.2 million and the aggregate principal balance of manufactured home loan contracts sold to third parties with recourse was approximately $124.2 million. The allowance for credit losses is determined at a portfolio level and computed by applying loss rate factors to the loan portfolio on a stratified basis using current portfolio performance and delinquency levels (0-30 days, 31-60 days, 61-90 days and more than 90 days delinquent). Our loss rate factors are based on historical loan loss experience and are adjusted for economic conditions and other trends affecting borrowers' ability to repay and estimated collateral value. The allowance for loan losses represents an unallocated allowance; there are no elements of the allowance allocated to specific individual loans or to impaired loans. For the year ended December 31, 2001, as a result of losses incurred due to defaults and repossessions, $4.8 million was charged to the reserve for losses on loans.

     The estimated recourse liability is calculated based on historical default rates and loss experience for pools of similar loans we originate and service. These loss rates are applied to each pool of loans subject to recourse provisions and the resulting estimated recourse liability represents the present value of the expected obligations under those recourse provisions. The loss rates are adjusted for economic conditions and other trends affecting borrowers' ability to repay and estimated collateral value. The recourse liability is calculated at a portfolio level and there are no elements of the estimated recourse liability allocated to specific loans. For the year ended December 31, 2001, approximately $5.2 million had been charged to the separate liability set up for estimated losses on loans sold with recourse.

     Our inventory of repossessed homes was 169 homes at December 31, 2001 as compared to 52 homes at December 31, 2000. The estimated net realizable value of the repossessed homes in our inventory at December 31, 2001 was approximately $2.5 million as compared to approximately $972,000 at December 31, 2000.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note D to our audited consolidated financial statements for more information on the delinquency of our manufactured home loan contracts.

LOAN SALES AND SECURITIZATIONS

     Periodically we either broker, sell or securitize (meaning we will pool closed loans and sell them to a trust for a cash purchase price and in some cases retain an interest in the loans) a substantial portion of the manufactured home loans we originate. In March 2002, and March 2001 we securitized $135.0 million and $165.0 million, respectively, of manufactured home loans through a special purpose subsidiary.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note H to our consolidated financial statements for more information on securitizations and loan sales.

INSURANCE

     Dynex Insurance Agency, Inc., a subsidiary of Origen Inc., is a licensed agent placing property and casualty, life and warranty insurance, primarily for our manufactured home loans. As part of our recapitalization, Dynex Insurance Agency will merge into a subsidiary of Origen LLC, after which the surviving company will conduct Dynex Insurance Agency's business.

COMPETITION

     The manufactured housing finance industry is very fragmented and highly competitive. There are numerous non-traditional consumer finance sources serving this market. Several of these financing sources are larger than us and have greater financial resources. In addition, some of the manufactured housing industry's larger manufacturers maintain their own finance subsidiaries to provide financing for purchasers of their manufactured homes. Our largest competitors in the industry are J.P. Morgan Chase & Co. and Conseco Finance Corp. Historically, traditional financing sources (commercial banks, savings and loans, credit unions and other consumer lenders), many of which have significantly greater resources than us and may be able to offer more attractive terms to potential customers, have not consistently served this market. There is no assurance that we will be able to effectively compete against our existing competitors or any future competitors.

REGULATION AND SUPERVISION

     Our manufactured home finance business encompasses both chattel lending (manufactured home only loans) and residential mortgage lending (land/home loans) to consumers as well as loan servicing, typically for loans originated by manufactured housing dealers and loan origination companies. We conduct consumer lending and servicing in 38 states. In some states, we conduct only manufactured home lending and not land-home lending. Most states where we operate:

     - require compliance with state laws or regulations concerning qualifying to do business, licensing, and lending and finance activities and other consumer protection measures and fair trade practices (including prohibiting discrimination based on race, color, national origin, gender, age, disability, marital status, or other bases);

     - limit the interest rate and other charges that may be imposed related to the loan, or prescribe certain other terms of the loan contracts, including requirement of specific notice provisions, loan terms, or other items (although some of these state laws are preempted by federal laws applicable to us);

     - regulate the sale and type of insurance products that we may offer and the insurers for which we may act as agent; and

     - define our rights to collect loan payments, and foreclose and/or repossess and sell collateral.

     We are licensed to conduct consumer finance operations in most states where we do business. In a limited number of states, we are not required to hold a specific license to conduct our business activities. Origen LLC is in the process of obtaining licenses and approvals to conduct business in various states. We expect Origen LLC to obtain all the licenses it needs to operate in the states in which we do business by the end of the second quarter of 2002. Until certain licenses and approvals are obtained, Origen Inc. continues to operate in certain states.

     In addition to state laws regulating our business, our consumer lending and servicing activities are subject to numerous federal laws and the rules and regulations promulgated thereunder, including the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, and, in some instances, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act, as well as certain rules of the Federal Trade Commission. These laws require that certain disclosures be made to applicants, prohibit misleading advertising and protect against discriminatory financing or unfair credit or collection practices. The Truth in Lending Act and Regulation Z promulgated thereunder require disclosure of, among other things, the terms of repayment, the final maturity, the amount financed, the total finance charge and the annual percentage rate charged on each manufactured home loan contract. The Real Estate Settlement Procedures Act requires similar disclosures in loans collateralized in whole or in part by real property, i.e., land/home loans. The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants (including retail installment contract obligors) on the basis of race, color, national origin, gender, age, marital status, reliance upon public assistance income or the consumer's exercise of rights under the Consumer Credit Protection Act. Under the Equal Credit Opportunity Act and the Fair Credit Reporting Act, creditors are required to make certain disclosures to consumers regarding their rights, and to provide certain notices of adverse credit decisions to consumers who have applied for credit. The rules of the Federal Trade Commission limit the types of property a creditor may accept as collateral to secure a consumer loan and set guidelines for the practices a creditor may use to collect its own debts, and its "holder in due course" rules provide for the preservation of a consumer's claims and defenses when a consumer obligation is sold or assigned to a third party.

     The sale of insurance products by our insurance subsidiary is subject to various state insurance laws (including licensure requirements) and regulations which govern allowable charges and other practices.

     The regulatory procedures discussed above are subject to changes by the regulatory authorities. There are no assurances that future regulatory changes will not occur. These regulatory changes could place additional burdens on us and our subsidiaries.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Bingham's prospects are subject to certain uncertainties and risks. Any of the following risks could materially and adversely affect our business and quarterly and annual results of operations. Also, other one-time events and other important factors discussed previously and from time to time in our other filings with the SEC may affect our future results.

WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL AND FUNDS TO MEET OUR ANTICIPATED NEEDS.

     We currently have the following financing arrangements:

     - a loan repurchase agreement with Credit Suisse First Boston, under which Origen LLC (through a special purpose subsidiary) is able to finance up to $150 million in manufactured home loans, under which $3.4 million was outstanding as of March 27, 2002;

     - a $21.25 million line of credit with Sun Communities Operating Limited Partnership (in which Woodward Holding holds a participation interest), under which $11.7 million was outstanding as of March 27, 2002; and

     - a revolving credit facility for servicing advances with Standard Federal Bank (as successor to Michigan National Bank) with a borrowing limit of $10 million, under which $5.4 million was outstanding as of March 27, 2002.

     The Credit Suisse First Boston repurchase agreement expires on May 28, 2002. The Standard Federal Bank credit facility expires on June 30, 2002. The Sun Communities Operating Limited Partnership line of credit expires on December 18, 2002. Based on discussions with Credit Suisse First Boston, we believe the term of the repurchase agreement will be extended beyond its expiration date of May 28, 2002. Based on discussions with Standard Federal Bank and other lenders, we expect the servicing advance facility to be extended or replaced at the end of its current term. If the term of any of these facilities is not extended and we do not enter into a replacement financing arrangement with another lender, our ability to continue operations would be jeopardized.

     Based on our business model and the nature of the capital markets, we expect we will need to raise additional capital before the end of 2002 to meet our long-term capital needs, even if we maintain our borrowing relationships with Credit Suisse First Boston and Sun Communities Operating Limited Partnership and replace or extend our Standard Federal Bank loan facility. As a result, during that time we will need to obtain funding from sources such as loan sales or securitizations, sales of debt or member interests by Origen LLC or additional debt financing arrangements. Alternatively, we could enter into a strategic business relationship that would provide access to additional capital. While we continue to pursue these options, there can be no assurance that these efforts will be successful. If they are not, our ability to continue operations would be jeopardized.

     In addition, if Origen LLC raises additional funds by issuing member interests or convertible debt securities, the percentage of ownership of all of its members, including Bingham, will be reduced, and any new securities could have rights, preferences and privileges senior to those of Bingham's membership interests. Furthermore, if we raise capital by incurring additional indebtedness, we will become subject to the increased risks associated with the additional indebtedness, including interest rate fluctuations and any financial or other covenants that our lenders may require.

WE MAY NOT BE ABLE TO DISPOSE OF LOANS IN THE SECONDARY MARKET ON FAVORABLE
TERMS.

     We either broker, sell or securitize (meaning we will pool closed loans and sell them to a trust for a cash purchase price and in some cases retain an interest in the loans) a substantial portion of the manufactured home loans we originate. Any impairment in our ability to dispose of loans could have a material adverse effect on our business. Factors affecting our ability to dispose of loans and to do so profitably, include:

     - conditions in the securities markets generally;

     - conditions in the asset-backed securities markets specifically;

     - the performance of the securities issued in connection with our securitizations;

     - the price and credit quality of our loans;

     - our relationship with our correspondent investors;

     - compliance of our loans with the eligibility requirements for a particular securitization;

     - our ability to adequately service our loans; and

     - any material negative rating agency action pertaining to certificates issued in our securitizations.

     Gains from the sale of loans ("gain on sale") are a significant component of our revenues, and retained interests in loan securitizations will be established as balance sheet assets in connection with securitizations, based in part upon estimates of future credit losses and prepayments. We may retain subordinated securities issued in connection with our securitization program. If actual credit losses or prepayment speeds on securitized loans exceed the estimates made at the time of the securitizations, we could be required to record losses to reduce the carrying value of the retained interests and securities classified as available-for-sale, if any, on our balance sheet. This could have a material impact on our earnings.

WE DO NOT DIRECTLY CONTROL ORIGEN LLC AND THEREFORE MAY NOT BE ABLE TO CONTROL IMPORTANT DECISIONS REGARDING OUR BUSINESS.

     The current ownership interests of Origen LLC's members are as follows:

                           MEMBER                             OWNERSHIP      VOTING RIGHTS
                           ------                             ---------      -------------
Bingham.....................................................    20.0%     Voting interest
SUI TRS.....................................................    31.6%     Voting interest
Shiffman Family LLC.........................................     8.4%     Voting interest
Woodward Holding............................................    40.0%     Non-voting interest

     Because Bingham does not directly control a majority of the voting interests in Origen LLC, it may be outvoted on important matters on which it and the other voting members of Origen LLC have the right to vote, such as certain amendments to Origen LLC's operating agreement and the dissolution of Origen LLC.

     In addition, Origen LLC is managed by a board of managers, which has a total of five votes, two of which Bingham directly controls and two of which are collectively controlled by SUI TRS and Shiffman Family LLC. Upon the merger of Origen Inc. and Origen LLC, the fifth vote will be controlled by an individual mutually appointed by Bingham, SUI TRS and Shiffman Family LLC. The manager holding the fifth vote must be independent from Bingham, Sun Communities, Inc. and Sun Communities Operating Limited Partnership. As our Chairman, Gary A. Shiffman will have considerable influence over our two votes. As a member of Shiffman Family LLC (which in turn controls SUI TRS, Inc.), Mr. Shiffman will have considerable influence over the two votes controlled by Shiffman Family LLC and SUI TRS, Inc. By virtue of these relationships, Mr. Shiffman will similarly have considerable influence over the fifth vote as well. Mr. Shiffman, then, will have considerable influence over all five votes of the Origen LLC board of managers. Because Bingham directly controls less than a majority of the votes of Origen LLC's managers, Bingham does not directly control the management of Origen LLC.

     Because Bingham does not directly control the majority of the voting membership interests or the votes of the managers of Origen LLC, to the extent that Bingham's interests are different from those of the other members of Origen LLC, Bingham's interests may not be served in the management and operation of Origen LLC.

BECAUSE WE HAVE ENTERED INTO TRANSACTIONS WITH RELATED PARTIES, POTENTIAL CONFLICTS OF INTEREST MAY ARISE, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

     Two of Bingham's directors, Gary A. Shiffman and Arthur A. Weiss, are affiliated with two of the other members of Origen LLC. In addition, they are affiliated with Sun Communities Operating Limited Partnership, which, together with Woodward Holding (another member of Origen LLC), has extended a $21.25 million line of credit to Origen Inc. and Origen LLC. Bingham has guaranteed the performance of the borrowers' obligations under the line of credit. See "Certain Relationships and Related Party Transactions." As a result of these relationships, each of Mr. Shiffman, Mr. Weiss, Sun Communities Operating Limited Partnership and Woodward Holding may have a conflict of interest with respect to any transaction between or among Bingham, the other members of Origen LLC and Origen LLC, including the line of credit and guaranty, or with respect to the management of Origen LLC. To the extent that the interests of the other members of Origen LLC or the lenders under the line of credit are given priority, Bingham's interest in Origen LLC may be adversely affected or it may have to perform on its guaranty of the line of credit.

BINGHAM'S OWNERSHIP INTEREST IN ORIGEN LLC WILL LIKELY BE DILUTED IF AND WHEN ORIGEN LLC RAISES ADDITIONAL CAPITAL.

     We expect Origen LLC will need to raise additional capital before the end of 2002. To the extent that additional needed capital cannot be raised from Origen LLC's members, Origen LLC will have the right, with the approval of a majority of the votes held by the board of managers (which Bingham does not directly control), to raise such capital from third parties, on terms and conditions approved by the majority of the votes held by the board of managers. Although there is no assurance Origen LLC will be able to raise additional capital, if it raises additional funds by issuing member interests or convertible debt securities, whether to the other members of Origen LLC or to third parties, Bingham's percentage ownership in Origen LLC will be reduced, and any new interests or securities could have rights, preferences and privileges senior to those of Bingham's membership interests.

OTHER MEMBERS OF ORIGEN LLC HAVE THE OPTION TO BUY BINGHAM'S OWNERSHIP INTEREST IN ORIGEN LLC.

     SUI TRS, Shiffman Family LLC and Woodward Holding will have the option to buy Bingham's ownership interest in Origen LLC between 36 and 60 months from December 18, 2001. The purchase price of Bingham's interest would be its fair market value as determined by an appraiser selected by Origen LLC's managers. Bingham controls only two of the five votes of the managers and at least two of the remaining three votes will be controlled by the parties who hold the option. While the appraiser must be an independent investment banking firm, the purchasers of Bingham's interest would have greater influence in selecting the appraiser than Bingham would.

     If this option is exercised, it would result in a total sale of our interests in our business. Bingham would then hold no interests in Origen LLC, and would hold only the cash proceeds of the sale of its interests.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH MAKING MANUFACTURED HOME LOANS.

     Manufactured home loans make up substantially all of our loan portfolio. Manufactured home loan borrowers may be relatively high credit risks due to various factors, including, among other things, the poor manner in which they have handled previous credit, the absence or limited extent of their prior credit history or limited financial resources. Consequently, the manufactured home loans we originate bear a higher rate of interest, have a higher probability of default and may involve higher delinquency rates and greater servicing costs relative to loans to more creditworthy borrowers. Our profitability depends upon our ability to properly evaluate the creditworthiness of borrowers and price each loan accordingly, limit our default rates and foreclosure costs and to efficiently service the contracts. To the extent that aggregate repossessions and resale of foreclosed collateral results in losses which were not anticipated by the interest rates charged on loans, there would be an adverse effect on profitability.

     In addition, the manufactured home loan business is subject to business cycles and to seasonality. The manufactured housing industry historically has been cyclical and is generally subject to many of the same national and regional economic and demographic factors that affect the housing industry generally. These factors include consumer confidence, inflation, interest rates, regional population and employment trends, availability of and cost of alternative housing, weather conditions and general economic conditions. In addition, sales typically peak during the spring and summer seasons and decline to lower levels from mid-November through February. For these reasons, and due to some aggressive underwriting practices that led to increased defaults, the continued excessive inventory of repossessed homes and unfavorable volatility in the secondary markets, companies in the manufactured home loan business have generally not been profitable in the last 24 months. Several manufactured home lenders, including Greenpoint Financial Corp., CIT, Bombardier and MHC, some of the industry's largest lenders, have exited the business within the last six months. Although we believe that our business plan will be profitable in the long term and that the downturn of the manufactured home lending business is temporary, there can be no assurance that we will in fact be profitable either in the long term or the short term.

THE COMPETITION WE FACE COULD ADVERSELY AFFECT OUR PROFITABILITY.

     We face competition in originating loans, primarily from non-traditional consumer finance sources and some of the manufactured housing industry's larger manufacturers. This competition could adversely affect our profitability. We will compete to make loans based on interest rates, types of products, loan fees charged and the quality of customer service that we provide to borrowers. Due to their size, some of our competitors have significantly greater resources and more experience and offer a broader range of products and services than we will.

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

     While we have employed an interest rate management strategy to control our risk from changes in market interest rates, an effective interest rate risk management strategy is complex and no such strategy can completely insulate us from interest rate changes.

     In the past we have used an interest rate risk management strategy that has included the use of interest rate swaps and U.S. Treasury rate locks but have abandoned these financial instruments as we found them largely ineffective in hedging our interest rate risk. In the future we may use interest rate risk management strategies that include interest rate caps and floors, mandatory forward sales, mandatory or optional sales of futures and other financial futures transactions. We will determine the nature and amount of any future hedging transactions based on various factors, including market conditions and the expected duration and exit strategy of our loans.

     The nature and timing of interest rate risk management strategies may impact their effectiveness. Poorly designed strategies may increase rather than mitigate risk and may adversely affect our profitability.

THE VALUE OF OUR SERVICING RIGHTS MAY BE ADVERSELY AFFECTED.

     Our servicing rights are treated as an asset in accordance with accounting principles generally accepted in the United States of America. The value of our servicing rights may be adversely affected by factors such as:

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

WE HAVE A HISTORY OF LOSSES AND WE MAY NOT BE PROFITABLE IN THE FUTURE.

     We have experienced net losses while growing our loan origination platform and business, including net losses of $110,000 and $574,000 for the fiscal years ended September 30, 1997 and September 30, 1998, respectively, net income of $776,000 for the fiscal year ended September 30, 1999, a net loss of $185,000 for the three months ended December 31, 1999, a net loss of $16.3 million for the fiscal year ended December 31, 2000 and a net loss of $19.7 million for the fiscal year ended December 31, 2001. We may continue to incur significant operating losses and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. If we are unable to achieve and maintain sufficient revenue growth, we may not be profitable in the future. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis.

OUR STOCK PRICE HAS BEEN VOLATILE.

     Historically, the market price of our common stock has fluctuated widely. Since our initial public offering in November 1997, the market price has ranged from a low of $0.30 per share to a high of $28.50 per share. Fluctuations may occur, among other reasons, in response to:

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

ITEM 2. PROPERTIES

     Our corporate headquarters is located in approximately 11,300 square feet of leased space in Birmingham, Michigan. The lease, which terminates on October 31, 2002 with two 1 year renewal options, currently provides for monthly rent of $29,000, including base rent and a pro rata share of operating expenses and real estate taxes. We have sublet approximately 4,400 square feet of this for monthly rent of $11,300.

     We also lease office space for our various offices throughout the country. We currently have a lease expiring in July 2003 for approximately 9,700 square feet of office space in Glen Allen, Virginia with a current monthly rent of approximately $14,700; a lease expiring in November 2003 for approximately 6,100 square feet of office space in Duluth, Georgia with a current monthly rent of approximately $8,300; a lease expiring in December 2002 for approximately 4,700 square feet of office space in Loveland, Ohio with a current monthly rent of approximately $4,800; and a lease expiring in January 2005 for approximately 21,000 square feet of office space in Fort Worth, Texas with a current monthly rent of approximately $27,000.

     We are also a party to several leases for space in which we formerly operated offices and are in the process of negotiating subleases or terminations of these leases.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

SPECIAL MEETING

     We held a special meeting of shareholders on December 18, 2001 to consider a proposal to approve a significant recapitalization of our operating subsidiaries. The proposal was approved, with 1,398,647 votes for the proposal, 34,200 votes against the proposal and 250 shares abstaining.

ANNUAL MEETING

     We held our annual meeting of shareholders on December 19, 2001. At the meeting, our shareholders were asked to elect two directors to serve on the board of directors until the 2004 annual meeting or until their respective successors are elected and to ratify the appointment of our independent auditors, Plante & Moran, LLP.

     Mark A. Gordon and Brian M. Hermelin were elected to the board of directors. Each of Messrs. Gordon and Hermelin received 1,619,258 votes for election to the board and 7,750 votes against election. The terms of office of the following directors continued after the meeting: Ronald A. Klein, Robert H. Orley, Gary A. Shiffman and Arthur A. Weiss.

     The appointment of Plante & Moran, LLP as our independent auditors was ratified by our shareholders. Votes for the ratification were 1,483,703, votes against were 7,000, and votes withheld were 135,305.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our common stock is traded on the Nasdaq SmallCap Market under the symbol "BFSC." The following table presents the per share high and low bid prices of our common stock for the periods indicated as reported by the Nasdaq SmallCap Market. The stock prices reflect inter-dealer prices, do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                                 HIGH          LOW
                                                                 ----          ---
FISCAL YEAR ENDED DECEMBER 31, 2000
First Quarter 2000..........................................    $10.500       $6.000
Second Quarter 2000.........................................      8.125        5.000
Third Quarter 2000..........................................      5.500        1.313
Fourth Quarter 2000.........................................      3.688        0.688

FISCAL YEAR ENDED DECEMBER 31, 2001
First Quarter 2001..........................................    $  3.13       $ 1.00
Second Quarter 2001.........................................       5.56         1.03
Third Quarter 2001..........................................       4.00         1.15
Fourth Quarter 2001.........................................       3.10         0.60

ITEM 6. SELECTED FINANCIAL DATA

                                      YEAR ENDED        THREE MONTHS       YEAR ENDED          PERIOD
                                     DECEMBER 31,          ENDED         SEPTEMBER 30,      JANUARY 2 TO
                                  -------------------   DECEMBER 31,   ------------------   SEPTEMBER 30,
                                    2001       2000         1999         1999      1998         1997
                                    ----       ----     ------------     ----      ----     -------------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
  Revenue.......................  $ 29,673   $ 25,486     $  7,066     $ 16,277   $ 6,141     $    280
  Income (loss) before income
     taxes......................   (18,449)   (24,629)         576        1,217      (793)        (110)
  Income (loss) before
     cumulative effect of change
     in accounting principle....   (19,694)   (16,255)         378          776      (574)        (110)
  Net income (loss).............   (19,694)   (16,255)        (185)         776      (574)        (110)
  Income (loss) per common
     share, diluted.............     (7.63)     (6.19)       (0.07)        0.36     (0.46)          --
Balance Sheet Data:
  Total assets..................  $167,913   $147,881     $162,873     $128,473   $94,859     $  9,652
  Total debt....................   122,999    113,617      124,802      101,070    78,230        9,747
  Stockholders' equity
     (deficit)..................    (9,242)    10,840       26,139       26,068    13,457         (110)
Selected Ratios:
  Return on average assets......    (15.66)%    (9.32)%      (0.12)%      0.85%     (1.23)%      (2.28)%
  Return on average equity......   (165.30)%    (80.9)%      (0.71)%      5.36%     (4.13)%    (100.00)%
  Average equity to average
     assets.....................      4.22%     11.52%       17.33%      15.87%     29.77%       (1.14)%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We commenced operations in January 1997, for the primary purpose of originating loans on manufactured home loan contracts located within the communities owned by Sun Communities, Inc. Bingham was formed by Sun in response to its growing need to provide timely and competitive financing to residents in manufactured home communities. We provide financing for new and previously owned manufactured homes to borrowers whose credit needs may or may not be met by traditional financial institutions due to credit expectations or other factors. In December 1999, we acquired Origen Inc. which specializes in manufactured home lending and loan servicing. We now conduct all of our manufactured home loan origination and servicing activities through Origen Inc. and Origen LLC, into which Origen Inc. will be merged as part of our recapitalization. See
"Business -- Recapitalization." Through one of our subsidiaries, we also provide warranty and disability insurance on the manufactured home loan contracts we finance.

     On February 4, 2000 we changed our fiscal year end from a twelve-month period ending September 30 to a twelve-month period ending December 31. The consolidated statements of operations and cash flows are presented for the years ended December 31, 2001 and 2000, the three months ended December 31, 1999, and the year ended September 30, 1999.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. On an on-going basis, we evaluate these estimates, including those related to reserve for credit losses, recourse liabilities and retained interests in loans sold and securitized. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     TRANSFERS OF FINANCIAL ASSETS: We engage in securitizations and whole loan sales of our manufactured home loan receivables. Gains and losses from these transactions are recognized in the consolidated statements of operations when we relinquish control of the transferred financial assets in accordance with SFAS 140 "Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". We record certain assets and income based upon the difference between all principal and interest received from the loans sold and the following factors (i) all principal and interest required to be passed through to the asset-backed bond investors, (ii) all excess contractual servicing fees, (iii) other recurring fees and (iv) an estimate of losses on loans (collectively, the "Excess Cash Flow"). At the time of the securitization we estimate these amounts based upon a declining principal balance of the underlying loans, adjusted by an estimated prepayment and loss rate, and we capitalize these amounts using a discount rate that market participants would use for similar financial instruments. These capitalized assets are recorded as retained interest in loans sold and securitized and capitalized servicing rights. We assess the carrying value of the retained interests for impairment on a monthly basis. Any subsequent changes in fair value of the retained interests are recognized in the consolidated statements of operations. The use of different pricing models or assumptions could produce different financial results. There can be no assurance that our estimates used to determine the value of retained interests and the servicing asset valuations will remain appropriate for the life of the securitization.

     ALLOWANCE FOR CREDIT LOSSES: Our loan portfolio is comprised of homogenous manufactured home loans with an average loan balance of less than $50,000. The allowance for credit losses is determined at a portfolio level and computed by applying loss rate factors to the loan portfolio on a stratified basis using current portfolio performance and delinquency levels (0-30 days, 31-60 days, 61-90 days and more than 90 days delinquent). Our loss rate factors are based on historical loan loss experience and are adjusted for economic conditions and other trends affecting borrowers' ability to repay and estimated collateral value. The allowance for loan losses represents an unallocated allowance; there are no elements of the allowance allocated to specific individual loans or to impaired loans.

     LIABILITY FOR LOANS SOLD WITH RECOURSE: We periodically sell manufactured home loans on a whole-loan basis. At the time of such loan sales, we recognize recourse liabilities pursuant to our future obligations, if any, to the applicable loan purchasers under the provisions of the respective sale agreements. Under existing recourse provisions, we are required to repurchase any loan contract that goes into default, as defined in the respective loan agreement, for the life of each loan sold, at an amount equal to the outstanding principal balance and accrued interest, and refund any purchase premiums. The loan purchasers have no recourse to our other assets for failure of debtors to pay when due.

     The loan pools subject to recourse provisions are comprised of homogenous manufactured home loans with an average loan balance of less than $50,000. The estimated recourse liability is calculated based on historical default rates and loss experience for pools of similar loans we originate and service. These loss rates are applied to each pool of loans subject to recourse provisions and the resulting estimated recourse liability represents the present value of the expected obligations under those recourse provisions. The loss rates are adjusted for economic conditions and other trends affecting borrowers' ability to repay and estimated collateral value. The recourse liability is calculated at a portfolio level and there are no elements of the estimated recourse liability allocated to specific loans.

     DEFERRED TAX ASSET: Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were able to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 VS. YEAR ENDED DECEMBER 31, 2000:

     Results for the year ended December 31, 2001 include the following:

     - In March 2001, we completed a securitization of manufactured home loans with principal balances totaling approximately $165.0 million. The securitization qualified as a sale of the securitized loans and we recorded a pre-tax gain of $4.4 million on the transaction.

     - On December 18, 2001, in connection with our recapitalization we received $40.0 million in capital contributions to Origen LLC from three investors. We retained a 20% ownership interest and the three investors received an initial 80% aggregate ownership interest in Origen LLC.

     - On June 13, 2001, we sold certain of the assets of our commercial mortgage financing subsidiaries and other related assets to Wells Fargo Bank and Wells Fargo & Company for cash consideration of approximately $9.7 million. The assets sold consisted primarily of commercial loans receivable, mortgage servicing rights, and equipment. We recorded a pre-tax gain of approximately $1.4 million on the sale.

     - Manufactured home loan originations for the year ended December 31, 2001 were $192.0 million versus $161.2 million in the year ended December 31, 2000, an increase of 19.1%.

     - Charges to pre-tax earnings for the year ended December 31, 2001 include additions to the allowance for loan losses of approximately $3.5 million and increases to the provision for recourse liability of $5.1 million.

     - We recognized an impairment of our retained interest in loans sold and securitized and consequently took a pre-tax write down of approximately $9.5 million.

     - We recognized a valuation allowance of approximately $7.7 million related to deferred tax assets.

     We reported a pre-tax loss of approximately $18.4 million for the year ended December 31, 2001, compared to a pre-tax loss of approximately $24.6 million for the year ended December 31, 2000. The loss for the current year was due primarily to additions of approximately $3.5 million to our loan loss reserve, $5.1 million to our liability for loans sold with recourse and recognition of an impairment of approximately $9.5 million on our retained interests in securitized loans. These charges to earnings are primarily the result of the continued turmoil in the manufactured home industry and economic downturn that began in the third quarter of 2001 and has continued into 2002. The downturn continues to put pressure on borrowers' ability to repay and has resulted in an increase in overall defaults in our pools of loans sold with recourse and our securitized pool of loans. Also, the continued industry wide glut of repossessed inventory has depressed recovery rates and added to the increased chargeoff amounts. Additionally, these conditions resulted in recognition of a valuation allowance of approximately $7.7 million related to deferred tax assets.

     For the year ended December 31, 2001 interest income on loans decreased 34.9% to $9.5 million, compared to $14.6 million for the year ended December 31, 2000. The decrease is primarily due to a 38.1% decrease in the average outstanding loan receivable balance, which was $89.1 million for the year ended December 31, 2001 versus $143.9 million for the year ended December 31, 2000. The decrease in average outstanding balance was a result of the securitization of approximately $165.0 million of manufactured home loans in March 2001 and the sale of $3.5 million of commercial mortgage loans in June 2001.

     For the year ended December 31, 2001 interest expense was $7.9 million compared to $14.2 million for the year ended December 31, 2000, a decrease of 44.4%. Average outstanding interest bearing liabilities decreased approximately 30.0% to $102.3 million for the year ended December 31, 2001 versus $146.2 million in the year ended December 31, 2000. Our interest bearing liabilities are primarily used to finance our manufactured home loan portfolio. The weighted average borrowing rate of our interest bearing liabilities also decreased to 7.69% for the year ended December 31, 2001 compared to 9.72% for the year ended December 31, 2000. The decrease is primarily the result of a 230 basis point decrease in the average LIBOR rate, which positively impacts our variable rate debt. Our primary financing source is a variable rate facility that uses the 30-day LIBOR rate as an index. The decrease in the 30-day LIBOR rate was partially offset by the change in our secondary financing facility, a demand line of credit for $50 million before December 18, 2001 and currently $21.25 million, from a variable rate to a fixed rate facility charging interest at the rate of 8.0% through December 18, 2001 and a minimum of 11.0% thereafter.

     The following tables set forth the extent to which our net interest income has been affected by changes in average interest rates and average balances of interest earning assets and interest bearing liabilities.

                                                YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000
                              ---------------------------------------------------------------------------------------
                                AVERAGE BALANCE     AVERAGE RATE        INTEREST                    VARIANCE DUE TO:
                              -------------------   -------------   ----------------    INCREASE    -----------------
                                2001       2000     2001    2000     2001     2000     (DECREASE)    VOLUME     RATE
                                ----       ----     ----    ----     ----     ----     ----------    ------     ----
                                                              (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans.....................  $ 89,083   $143,915   10.33%  10.14%  $9,493   $14,593    $(5,100)    $(5,168)   $  68
  Cash and equivalents......     1,902      6,713    3.73    5.69       71       382       (311)       (278)     (33)
                              --------   --------   -----   -----   ------   -------    -------     -------    -----
                              $ 90,985   $150,628   10.19%   9.94%  $9,564   $14,975    $(5,411)    $(5,446)   $  35
                              --------   --------   -----   -----   ------   -------    -------     -------    -----
Interest-bearing Liabilities
  Term loan.................  $  4,000   $  4,000   11.68%  11.68%  $  467   $   467    $    --     $    --    $  --
  Revolving line of
    credit..................    36,890     43,690    7.99    8.86    2,947     3,843       (896)       (801)     (95)
  Loans sold repurchase.....    61,483     98,478    7.26   10.04    4,461     9,892     (5,431)     (4,747)    (684)
                              --------   --------   -----   -----   ------   -------    -------     -------    -----
                              $102,373   $146,168    7.69%   9.72%  $7,875   $14,202    $(6,327)    $(5,548)   $(779)
                              --------   --------   -----   -----   ------   -------    -------     -------    -----
Interest rate spread........                         2.50%   0.23%
Excess average earning
  assets....................  $(11,388)  $  4,460   10.19%   9.94%
                              ========   ========   =====   =====
Net interest margin.........                         1.54%   0.51%  $1,689   $   773    $   916     $   102    $ 814
                                                    =====   =====   ======   =======    =======     =======    =====

     Mortgage origination fees represent fees earned on commercial mortgage loans originated and placed with outside investors. For the year ended December 31, 2001, Bloomfield Acceptance originated $39.4 million in commercial mortgage loans that were placed with outside investors and recorded origination and placement fees of $772,000 compared to $441.8 million in loans originated and placed and $2.9 million of placement and origination fees for the year ended December 31, 2000. The decrease is due to the sale of the operations of Bloomfield Acceptance and Bloomfield Servicing to Wells Fargo Bank and Wells Fargo & Company in June 2001.

     Loan servicing fees, which are reported net of amortization of servicing assets, were $12.0 million for the year ended December 31, 2001 compared to approximately $7.9 for the year ended December 31, 2000, an increase of 51.9%. The increase was the result of an increase in the principal balance of manufactured home loans serviced for outside investors of approximately $165.0 million related to the manufactured home loan securitization completed in March 2001. The increase in the principal balance of manufactured home loans serviced for others was partially offset by the sale of Bloomfield Servicing's commercial mortgage servicing rights to Wells Fargo Bank and Wells Fargo & Company in June 2001.

     On March 27, 2001 we completed our first securitization of manufactured home loans through Origen Inc. We sold manufactured home loans we originated and purchased to a trust for cash. The trust sold asset-backed bonds secured by the loans to investors. We record certain assets and income from securitizations based upon the difference between all principal and interest received from the loans sold and the following factors (i) all principal and interest required to be passed through to the asset-backed bond investors, (ii) all excess contractual servicing fees, (iii) other recurring fees and (iv) an estimate of losses on loans (collectively, the "Excess Cash Flow"). At the time of our securitization we estimated these amounts based upon a declining principal balance of the underlying loans, adjusted by an estimated prepayment and loss rate, and we capitalized these amounts using a discount rate based on rates for similar financial instruments. These capitalized assets are recorded as retained interests in loans sold and securitized and capitalized servicing rights.

     The total principal balance of loans securitized was approximately $165.0 million. On March 27, 2001 we transferred approximately $140.1 million of those loans to the trust. The balance of the loans were transferred on April 23, 2001. Accordingly, we recorded the retained interest, servicing asset and gain on sale of loans based on the actual principal balance of the loans delivered to the trust. The gain recognized in income as a result of the securitization represents the difference between the proceeds from the securitization and the allocated carrying cost of the loans securitized. For the year ended December 31, 2001 we recorded a gain of $4.4 million on the loans securitized.

     We retained the right to service the securitized loans. Fees for servicing the loans are based on a contractual percentage of 1.00% per annum of the unpaid principal balance of the associated loans. We have recognized a servicing asset as a component of our gain on the sale of loans. The servicing asset is calculated as the present value of the expected future net servicing income in excess of adequate compensation for a substitute servicer, based on common industry assumptions and our historical experience. These factors include default and prepayment speeds. The servicing asset recorded on the completed securitization represents a 25 basis point strip of cash flows from the stated servicing percentage.

     The following table sets forth facts and assumptions we used in arriving at the valuation of the retained interests relating to the manufactured home loan securitization pool we service as of December 31, 2001:

Outstanding balance of loans securitized....................   $143,228,460
Average stated principal balance............................         40,334
Weighted average coupon on loans............................         11.74%
Weighted average remaining term to stated maturity
  (months)..................................................            317
Weighted average LTV........................................          87.8%
Weighted average pass through rate to bondholders...........          7.45%
Assumed annual losses (through month 200)...................  .01% to 3.87%
Timing of losses:
  Ramp (months).............................................            1-4
  Plateau (months)..........................................           5-27
  Decline (months)..........................................         28-228
Assumed cumulative losses as a % of original principal
  balance...................................................         17.28%
Annual servicing fee........................................          1.00%
Servicing asset.............................................           .25%
Discount rate applied to valuing the present value of cash
  flows associated with the excess servicing and retained
  interest..................................................         15.00%
Prepayment speed (MHP)(1)...................................        150.00%
Annual trustee fee..........................................          .018%
Initial overcollateralization required......................          1.00%
Final overcollaterization required..........................          4.50%

-------------------------

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

     The structure of the securitization requires a reserve to be created within the securitization trust which uses Excess Cash Flow to retire the securitization bond debt until the spread between the outstanding principal balance of the loans in the securitization trust and the securitization bond debt equals a specified percentage of the initial securitization principal balance (the "overcollateralization amount"). Once this overcollateralization amount is met, Excess Cash Flows are distributed to us. We began to receive regular monthly servicing fees in the month following securitization.

     We assess the carrying value of our retained interests on a monthly basis. During the fourth quarter of 2001 the pool of securitized loans experienced defaults and losses in excess of our expectations and we have concluded that such defaults are likely to be higher than expected in future periods as well. Initially, we estimated total life-time defaults as a percentage of initial pool balance to be 19.81% and net lifetime losses to be 10.32%. Based on the actual performance of the loans through December 31, 2001 we now estimate lifetime defaults to be 29.63% and net losses to be 17.28% . We believe the increased defaults and losses are due in part to the economic downturn that began in the third quarter of 2001, was made worse by the events of September 11 and has continued into 2002, and to some aggressive underwriting practices at the time the loans were originated. As a result of the changes in valuation assumptions in our retained interests we have recognized an impairment charge of approximately $9.5 million.

     Effective June 13, 2001, we sold certain of the assets of our commercial mortgage financing and servicing subsidiaries and other related assets to Wells Fargo Bank, N.A. and Wells Fargo & Company. The assets sold consisted primarily of commercial mortgage loans receivable, commercial mortgage servicing rights, and furniture and equipment with a total carrying amount of approximately $6.0 million. We recorded a pre-tax gain of approximately $1.4 million on the sale based on the difference between the proceeds from the sale and the allocated carrying cost of the assets sold.

     Upon completion of the sale, the employees of Bloomfield Acceptance were terminated and simultaneously hired by Wells Fargo Bank. Under terms of a transition services agreement, we continued to service the commercial mortgage loan servicing portfolio we sold until October 31, 2001.

     In May 2001 we were awarded approximately $1.1 million through arbitration related to the purchase price of some manufactured home loans and a servicing advance receivable acquired with the acquisition of Origen Inc. in December 1999. The arbitration award was recognized through earnings in the year ended December 31, 2001.

     We periodically sell manufactured home loans on a whole-loan basis. At the time of such loan sales, we recognize recourse liabilities pursuant to our future obligations, if any, to the applicable loan purchasers under the provisions of the respective sale agreements. Under our existing recourse obligations, we are required to repurchase any loan contract that goes into default, as defined in the respective loan agreement, for the life of each loan sold, at an amount equal to the outstanding principal balance and accrued interest, and refund any purchase premiums. The loan purchasers have no recourse to our other assets for failure of debtors to pay when due.

     The loan pools subject to recourse provisions are comprised of homogenous manufactured home loans with an average loan balance of less than $50,000. The estimated recourse liability is calculated based on historical default rates and loss experience for pools of similar loans we originate and service. These loss rates are applied to each pool of loans subject to recourse provisions and the resulting estimated recourse liability represents the present value of the expected obligations under those recourse provisions. The loss rates are adjusted for economic conditions and other trends affecting borrowers' ability to repay and estimated collateral value. The recourse liability is calculated at a portfolio level and there are no elements of the estimated recourse liability allocated to specific loans.

     At December 31, 2001 and 2000, we had recorded liabilities of approximately $7.9 million and $9.3 million respectively, related to manufactured home loans sold with recourse. For the year ended December 31, 2001 we increased the liability by $5.1 million through a charge to earnings versus no increase to the liability for the year ended December 31, 2000. The pools of loans sold with recourse have experienced actual losses in excess of what we originally estimated and it is likely the losses will continue into future periods. We believe the higher than expected losses are primarily the result of the economic downturn that began in the third quarter of 2001, was made worse by the events of September 11 and is more than likely to continue into 2002. Accordingly, the increase in the recorded recourse liability during the year ended December 31, 2001 was the result of adjustments to the estimated cumulative life-time losses and the resulting impact on the calculated present value of expected future obligations. We have increased estimated cumulative losses on the loans sold with recourse to 11.55% compared to 9.9% at December 31, 2000.

     In January 2001, we repurchased loans with principal balances of approximately $15.0 million that had previously been sold with recourse. We securitized those loans as part of our March 2001 securitization. As a result of the elimination of the our recourse obligations associated with the repurchased loans, the related previously recognized recourse obligation of approximately $450,000 was derecognized at the time of the repurchase.

     Changes in the recorded recourse liability are summarized as follows:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              ----------------
                                                               2001      2000
                                                               ----      ----
                                                               (IN THOUSANDS)
Balance at beginning of period..............................  $ 9,313   $  376
Provision for recourse liability............................    5,067       --
Additional recourse loan sales..............................       --    9,014
Adjustment related to repurchase of loans to put in
  securitization............................................     (450)
Transfers to allowance for credit losses....................   (6,070)     (77)
                                                              -------   ------
Balance at end of period....................................  $ 7,860   $9,313
                                                              =======   ======

     Our loan portfolio is comprised of homogenous manufactured home loans with an average loan balance of less than $50,000. The allowance for loan losses is determined at a portfolio level and computed by applying loss rate factors to the loan portfolio on a stratified basis using current portfolio performance and delinquency levels (0-30 days, 31-60 days, 61-90 days and more than 90 days delinquent). Our loss rate factors are based on historical loan loss experience and are adjusted for economic conditions and other trends affecting borrowers' ability to repay and estimated collateral value. The allowance for loan losses represents an unallocated allowance; there are no elements of the allowance allocated to specific individual loans or to impaired loans.

     For the year ended December 31, 2001 the provision for credit losses was approximately $3.5 million compared to $7.7 million for the year ended December 31, 2000. The decrease is primarily attributable to the decrease in the principal balance of non-performing loans, which was $2.6 million at December 31, 2001 versus $3.4 million at December 31, 2000. We define non-performing loans as those loans that are 90 or more days delinquent in contractual principal payments.

     The allowance for credit losses as a percentage of gross manufactured home loans outstanding was 1.4% at December 31, 2001 compared to 2.3% at December 31, 2000, a decrease of approximately 90 basis points. The decrease is primarily the result of the sale of the majority of loans held at December 31, 2000 in the $165.0 million manufactured home loan securitization we completed in March 2001. As a result, the loans held at December 31, 2001 have been outstanding for less time and reflect substantially fewer delinquencies than the loans held at December 31, 2000. The majority of our then-current loan portfolio was securitized and sold in March 2001.

     Changes in the allowance for loan losses are summarized as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                                 ----         ----
                                                                  (IN THOUSANDS)
Balance at beginning of period..............................   $  2,168     $    274
Provision for loan losses...................................      3,528        7,671
Transfers from recourse liability...........................      6,070           77
Gross chargeoffs............................................    (17,822)     (10,261)
Recoveries..................................................      7,820        4,407
                                                               --------     --------
Balance at end of period....................................   $  1,764     $  2,168
                                                               ========     ========

     General and administrative expenses totaled approximately $19.8 million for the year ended December 31, 2001 compared to $23.4 million for the year ended December 31, 2000, a decrease of 15.4%. Personnel costs, the largest component of general and administrative expenses, decreased to $14.7 million for the year ended December 31, 2001 versus $17.0 million for the year ended December 30, 2000, a 13.5% decrease. The decrease in personnel costs is primarily the result of the reduction in the number of full time employees to 197 at December 31, 2001, compared to 218 at December 31, 2000. Professional service costs, another component of general and administrative expenses, were $747,000 for the year ended December 31, 2001, compared to $1.5 million for the year ended December 30, 2000, a decrease of 50.2%.

     Other operating expenses totaled approximately $1.9 million for the year ended December 31, 2001, compared to $1.5 million for the year ended December 31, 2000, an increase of 26.7%. Marketing and advertising expense, a component of other operating expenses, increased to $585,000 for the year ended December 31, 2001 versus $458,000 for the year ended December 30, 2000, a 27.7% increase. The increase was primarily related to changes in our corporate advertising strategy in changing the name of Dynex Financial, Inc. to Origen Financial, Inc.

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

     - In the year ended December 31, 2000, we completed the sale of approximately $130.2 million of fixed rate manufactured home loans and the securitization and sale of approximately $94.3 million of commercial mortgage loans. The proceeds from these transactions were used to pay down our existing debt.

     - Results of operations for the year ended December 31, 2000 include additions to the allowance for loan losses of approximately $7.7 million. The increased addition to the reserve resulted primarily from losses on non-performing loans and charge-offs of $3.9 million on loans originated by MHFC, Inc., our previous manufactured home loan origination subsidiary, which was sold in March, 2000.

     - Results of operations for the year ended December 31, 2000 also include nonrecurring charges of $2.1 million related to an unsuccessful merger attempt with Franklin Bank, $796,000 on the sale of MHFC, Inc. and $403,000 in severance compensation related to closed offices.

     We reported a net loss of $16.3 million for the year ended December 31, 2000 compared to net income of $776,000 for the year ended September 30, 1999. The loss for the current year was due primarily to the addition of approximately $7.7 million to our loan loss reserve, an approximately 184 basis point increase in our average borrowing rate and a significant increase in personnel and general and administrative costs as a result of the December 1999 acquisition and integration of Origen Inc. Such increased costs were not offset by income from loan originations as the turmoil in the manufactured housing industry significantly curtailed loan origination volume.

     For the year ended December 31, 2000 interest income on loans increased 53.7% to $14.6 million, compared to $9.5 million for the year ended September 30, 1999. The increase is primarily due to a 31.7% increase in the average outstanding loan receivable balance, which was $143.9 million for the year ended December 31, 2000 versus $111.7 million for the year ended September 30, 1999. The larger percentage of higher yielding manufactured home loans in the portfolio for the year ended December 31, 2000 compared to the year ended September 30, 1999 resulted in the average yield on the loan receivables increasing to 10.1% for the year ended December 31, 2000 versus 8.5% in the year ended September 30, 1999.

     For the year ended December 31, 2000 interest expense was $14.2 million compared to $6.9 million for the year ended September 30, 1999, an increase of 105.8%. Average outstanding interest bearing liabilities increased 45.2% to $146.2 million for the year ended December 31, 2000 versus $100.7 million in the year ended September 30, 1999. The weighted average borrowing rate also increased to 9.72% for the year ended December 31, 2000 compared to 6.81% for the year ended September 30, 1999. The increase is primarily the result of a 125 basis point increase in the average LIBOR rate which negatively impacts our variable rate debt and an increase in fees associated with our borrowing facilities.

     The following tables set forth the extent to which our net interest income has been affected by changes in average interest rates and average balances of interest earning assets and interest bearing liabilities.

                                                  YEARS ENDED DECEMBER 31, 2000 AND SEPTEMBER 30, 1999
                                -----------------------------------------------------------------------------------------
                                  AVERAGE BALANCE      AVERAGE RATE         INTEREST                    VARIANCE DUE TO:
                                -------------------   --------------    ----------------    INCREASE    -----------------
                                  2000       1999     2000     1999      2000      1999    (DECREASE)    VOLUME     RATE
                                  ----       ----     ----     ----      ----      ----    ----------    ------     ----
                                                                 (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans.......................  $143,915   $111,715   10.14%    8.48%   $14,593   $9,477    $ 5,116     $ 4,652    $ 464
  Cash and equivalents........     6,713      4,283    5.69     2.33        382      100        282         246       36
                                --------   --------   -----    -----    -------   ------    -------     -------    -----
                                $150,628   $115,998    9.94%    8.80%   $14,975   $9,577    $ 5,398     $ 4,898    $ 500
                                --------   --------   -----    -----    -------   ------    -------     -------    -----
Interest-bearing Liabilities
  Term loan...................  $  4,000   $  4,000   11.68%   11.68%   $   467   $  467    $    --     $    --    $  --
  Revolving line of credit....    43,690     20,879    8.86     7.62      3,843    1,591      2,252       2,187       65
  Loans sold under
    repurchase................    98,478     75,784   10.04     6.33      9,892    4,798      5,094       4,391      703
                                --------   --------   -----    -----    -------   ------    -------     -------    -----
                                $146,168   $100,663    9.72%    6.81%   $14,202   $6,856    $ 7,346     $ 6,578    $ 768
                                --------   --------   -----    -----    -------   ------    -------     -------    -----
Interest rate spread..........                         0.23%    1.99%
Excess average earning
  assets......................  $  4,460   $ 15,335    9.94%    8.80%
                                ========   ========   =====    =====
Net interest margin...........                         0.51%    2.35%   $   773   $2,721    $(1,948)    $(1,680)   $(268)
                                                      =====    =====    =======   ======    =======     =======    =====

     Mortgage origination fees represent fees earned on commercial mortgage loans originated and placed with outside investors. For the year ended December 31, 2000, we originated $441.8 million in commercial mortgage loans that were placed with outside investors and recorded origination and placement fees of $2.9 million compared to $155.0 million in loans originated and placed and $1.6 million of placement and origination fees for the year ended September 30, 1999.

     Servicing fees collected for the year ended December 31, 2000 were $7.9 million compared to approximately $500,000 for the year ended September 30, 1999. The large increase was the direct result of an increase in the average principal balance of approximately $960.0 million to approximately $1.2 billion of manufactured home loans serviced for outside investors and an increase in the average principal balance of approximately $500.0 million to approximately $1.2 billion of commercial mortgage loans serviced for outside investors. The increases were primarily the result of the acquisition in December 1999 of Origen Inc., which had a servicing portfolio balance of $980.0 million, and the acquisition in June 1999 of Hartger & Willard, an originator and servicer of commercial mortgage loans, which had a servicing portfolio of $440.0 million. We also sold approximately $15.8 million of manufactured home loans and sold or placed with outside investors a total of approximately $467.2 million of commercial mortgage loans in the year ended December 31, 2000 while retaining the related servicing rights.

     Gain on sale of loans represents the difference between the proceeds from the sale or securitization of loans and the allocated carrying cost of the loans sold or securitized. The gain recognized is also net of estimated recourse obligations. For the year ended December 31, 2000, We sold or securitized approximately $94.3 million in principal balance of commercial mortgage loans and approximately $130.2 million in principal balance of manufactured home loans and recorded a gain on loans sold of $27,000. In the year ended September 30, 1999, we sold approximately $20.4 million of manufactured home loans and securitized and sold approximately $80.3 million of commercial mortgage loans resulting in gains of $4.4 million. The gain recognized in the year ended September 30, 1999, includes a recovery of $2.4 million related to the valuation of the loan portfolio and related hedge positions.

     Provision for credit losses is recorded in amounts sufficient to maintain an allowance at a level considered adequate to cover losses from loans. The provision for credit losses increased to $7.7 million for the year ended December 31, 2000 from $653,000 for the year ended September 30, 1999. The large increase is primarily attributable to a decline in recovery rates due to an increased supply of new and used manufactured homes in the marketplace and charge-offs on the loans originated by MHFC which totaled $3.9 million for the year ended December 31, 2000 compared to $580,000 for the year ended September 30, 1999. The increase is also affected by the increase in non-performing manufactured home loans, which were $3.4 million at December 31, 2000 versus $988,000 at September 30, 1999.

     As part of our plan to conduct all of our manufactured home loan origination operations through Origen Inc., in March 2000, Origen Inc. purchased $66.9 million of loans from MHFC and we sold MHFC to Gwenuc, LLC a limited liability company owned by Gary A. Shiffman, Chairman of Bingham. Gwenuc paid us $400,000 in cash and assumed $2.7 million of debt to Origen Inc. We now conduct all of our manufactured home loan origination activities through Origen Inc. and Origen LLC, into which Origen Inc. will be merged as part of our recapitalization of our operating subsidiaries.

     As a result of the sale of MHFC, for the year ended December 31, 2000 we incurred approximately $396,000 in non-recurring costs to shut down the operations of MHFC. These costs include approximately $322,000 in salaries and severance pay to terminated employees and $74,000 of general and administrative costs. We also recognized a $400,000 loss on the ultimate disposition of MHFC.

     General and administrative and other operating expenses totaled approximately $24.9 million for the year ended December 31, 2000. This was an increase of approximately 227.6% over general and administrative expenses of $7.6 million in the year ended September 30, 1999. The largest part of the increase is directly attributable to personnel costs related to the acquisition of Origen Inc. in December 1999. The acquisition increased the number of our full-time employees to 218 at December 31, 2000 from 90 at September 30, 1999 and resulted in personnel costs of $17.0 million for the year ended December 31, 2000, compared to $3.9 million for the year ended September 30, 1999, an increase in personnel costs of 335.9%. The acquisition also increased the number of leased office locations for the origination and servicing of manufactured home loans to five at December 31, 2000 as compared to two at September 30, 1999.

THREE MONTHS ENDED DECEMBER 31, 1999 VS. THREE MONTHS ENDED DECEMBER 31, 1998:

     We reported a net loss of $185,000 for the three months ended December 31, 1999, compared to net income of $764,000 in the three months ended December 31, 1998. The decrease in net income was due primarily to the cumulative effect of a change in accounting principle of $563,000, net of tax, and an increase in general and administrative expenses of approximately $1.8 million. The change in accounting principle relates to start up costs that were previously capitalized and amortized over five years but are now required to be expensed as incurred. The change was retroactive and we were required to expense currently all previously capitalized start up costs. The significant increase in general and administrative expenses was the result of the continued growth in the size of our operations including the acquisition Origen Inc.

     Interest income on loans increased to $4.0 million for the period, or approximately 92% over interest income of $2.1 million in the comparable period in 1998. The large increase was primarily due to an increase in the average outstanding loan receivable balance of $153.8 million for the three months ended December 31, 1999, versus $97.6 million for the three months ended December 31, 1998, an increase of 57.6%. The increase in interest income was also the result of an increase in the average yield on the loan receivable portfolio of 10.6% for the period in 1999 versus 8.7% in 1998. This was due to a larger percentage of the loan portfolio being made up of higher yielding manufactured home loans versus commercial mortgage loans.

     Interest expense for the three months ended December 31, 1999 was $2.8 million as compared to $1.7 million for the comparable period ended December 31, 1998, an increase of 65.0%. The increase in interest expense was driven by the increase in the average outstanding balance of debt used to finance the loan receivables and fund operations. Average outstanding debt increased to $136.9 million, or 47.2% for the period in 1999 versus $93.0 million in the comparable period in 1998. Adding to the increase in interest expense was an increase in the cost of borrowings to 8.3% for the quarter ended December 31, 1999 compared to 7.3% in the comparable period in 1998.

     The following table sets forth the extent to which our net interest income has been affected by changes in average interest rates and average balances of interest earning assets and interest bearing liabilities.

                                                   THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                              ---------------------------------------------------------------------------------------
                                AVERAGE BALANCE      AVERAGE RATE        INTEREST                    VARIANCE DUE TO:
                              -------------------   ---------------   ---------------    INCREASE    ----------------
                                1999       1998      1999     1998     1999     1998    (DECREASE)   VOLUME     RATE
                                ----       ----      ----     ----     ----     ----    ----------   ------     ----
                                                              (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans.....................  $153,758   $ 97,550   10.59%    8.68%   $4,069   $2,118     $1,951     $1,485     $466
  Cash and equivalents......     3,923      4,331    2.44%    3.42%       24       37        (13)        (2)     (11)
                              --------   --------   ------   ------   ------   ------     ------     ------     ----
                               157,681    101,881   10.38%    8.46%    4,093    2,155      1,938      1,483      455
                              --------   --------   ------   ------   ------   ------     ------     ------     ----
Interest-bearing
  Liabilities
  Term loan.................     4,000      4,000   11.68%   11.68%      117      117         --         --       --
  Revolving line of
    credit..................    41,881     20,262    7.88%    8.13%      825      412        413        426      (13)
  Loans sold under
    repurchase..............    91,066     68,797    8.30%    6.81%    1,890    1,170        720        464      256
                              --------   --------   ------   ------   ------   ------     ------     ------     ----
                               136,947     93,059    8.27%    7.30%    2,832    1,699      1,133        890      243
                              --------   --------   ------   ------   ------   ------     ------     ------     ----
Interest rate spread........                         2.11%    1.16%
Excess average earning
  assets....................  $ 20,734   $  8,822   10.38%    8.46%
                              ========   ========   ======   ======
Net interest margin.........                         3.20%    1.79%   $1,261   $  456     $  805     $  593     $212
                                                    ======   ======   ======   ======     ======     ======     ====

     Mortgage origination fees are related to commercial mortgage loans originated and placed with outside investors. Placement fees increased 173% to $762,000 on placed commercial mortgage loans of $105.9 million for three months ended December 31, 1999, compared to $279,000 in fees on placed commercial mortgage loans of $24.5 million in the comparable period in 1998.

     Gain on sale of loans represents the difference between the proceeds from sale and the allocated carrying cost of the loans sold. The gain is also net of required reserves for the potential loss due to repossession and ultimate charge-off of loans sold with recourse that we are required to repurchase. For the quarter ended December 31, 1999, we sold approximately $100.0 million of manufactured home loan receivables resulting in a net gain of $1.6 million as compared to sales of $5.0 million of manufactured home loan receivables resulting in gains of $289,000 for the comparable period in 1998. The three months ended December 31, 1998 also included a recovery of $1.25 million related to the valuation of the loan portfolio and related hedge positions.

     Provision for credit losses is recorded in amounts sufficient to maintain an allowance at a level considered adequate to cover losses from liquidating manufactured home loans and loans sold with recourse. Provision for credit losses increased approximately 273% to $362,000 for the three months ended December 31, 1999 compared to $97,000 for the comparable period in 1998. The large increase was primarily related to a 274% increase in average outstanding principal balance of manufactured home loans which was $95.7 million for the period ended December 31, 1999 as compared to $25.6 million for the period ended December 31, 1998. The provision increase was also affected by the increase in non-performing manufactured home loans which were 2.95% of the manufactured home loan outstanding principal balance at December 31, 1999 versus .25% of the outstanding principal balance for the comparable period in 1998.

     General and administrative and other operating expenses totaled approximately $3.3 million for the three months ended December 31, 1999. This was an increase of $2.1 million or 175% over general and administrative expenses of $1.2 million in the comparable three months in 1998. The largest part of the increase was directly related to personnel costs. We increased the number of existing full time employees to 95 and also added approximately 200 full time employees with our acquisition Origen Inc. in mid-December 1999, resulting in personnel costs of $2.2 million for the three months ended December 31, 1999, an increase of 277%. This is compared to 40 full time employees with personnel costs of $583,000 for the three months ended December 31, 1998. These increases reflect the costs of the Company's expansion of our manufactured home lending operations to communities outside those owned and operated by Sun and the expansion of our commercial mortgage lending business through the acquisition of Hartger & Willard. The increase in personnel resulted in an increase in occupancy and office expenses to $470,000 for the period ended December 31, 1999 or a 123% increase over the comparable period in 1998 of $211,000.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is the measurement of our ability to have adequate cash or access to cash at all times in order to meet financial obligations when due, as well as to fund corporate expansion or other activities. We expect to meet our liquidity requirements through a combination of working capital provided by operating activities, draws on our lines of credit, advances under our master repurchase agreement, whole loan sales and periodic securitizations of our loan portfolio. We may also issue additional shares of capital stock when and if we believe existing shareholders are likely to benefit from such offerings.

     During the year ended December 31, 2001 total borrowings increased to $123.0 million from $113.6 million at December 31, 2000, an increase of 8.3%. The increase in total borrowings resulted primarily from the increase in loans receivable balance which was $127.4 million at December 31, 2001 compared to $98.6 million at December 31, 2000.

     The increased borrowings are also affected by cash flows from operations. We originate loans and warehouse them until a sufficient amount of loans has been accumulated for a whole loan sale or securitization. The timing of whole loan sales or securitizations significantly impact cash flows from operations. We securitized and sold approximately $165.0 million of manufactured home loans in March 2001, resulting in proceeds of $161.3 million, which we used to pay down our existing debt. This compares to a whole loan sale of manufactured home loans with principal balances totaling approximately $115.3 million in August 2000, resulting in proceeds of $113.7 million. The increased liquidity provided by the securitization and sale of portions of our loan portfolio was offset by an increase in the origination of manufactured home loans which were $192.0 million for the year ended December 31, 2001, compared to $161.2 million for the year ended December 31, 2000, an increase of 19.1%. We also securitized and sold approximately $135.0 million of manufactured home loans in March 2002, resulting in proceeds of approximately $128.5 million, which we used to pay down our existing debt.

     The decrease in liquidity resulting from the increased origination of manufactured home loans in the year ended December 31, 2001 compared to the year ended December 31, 2000, was partially offset by the sale of certain of the assets of our commercial mortgage financing and servicing subsidiaries and other related assets to Wells Fargo Bank and Wells Fargo & Company for cash consideration of approximately $9.6 million. We used the proceeds from the sale to pay down our existing debt.

     Through December 18, 2001, we had three separate financing facilities with Sun Communities Operating Limited Partnership: a $4.0 million subordinated term loan, a $10.0 million subordinated demand line of credit and a $50.0 million subordinated demand line of credit. As of December 18, 2001 there was $51.3 million outstanding in the aggregate under these loans.

     On December 18, 2001, in connection with our recapitalization, we received capital contributions totaling $40 million in Origen LLC from three investors -- SUI TRS, Shiffman Family LLC and Woodward Holding. The funds from the capital contributions were used to repay a substantial portion of our debt to Sun Communities Operating Limited Partnership. The remaining balance of our debt to Sun Communities Operating Limited Partnership (approximately $11.4 million) was restructured into a $21.25 million line of credit extended by Sun Communities Operating Limited Partnership to Origen Inc. and Origen LLC, as co-borrowers. The line of credit will terminate on December 18, 2002 and the outstanding balance bears interest at a rate of LIBOR plus 700 basis points, with a minimum interest rate of 11% and a maximum interest rate of 15%. The line of credit is secured by a security interest in substantially all of each borrower's assets. Sun Communities Operating Limited Partnership and Woodward Holding, a member of Origen LLC, have entered into a participation agreement under which Sun Communities Operating Limited Partnership will loan up to approximately 59% of the borrowing limit (or $12.5 million) and Woodward Holding will loan up to approximately 41% of the borrowing limit (or $8.75 million) under the line of credit. Sun Communities Operating Limited Partnership and Woodward Holding jointly administer the line of credit. Bingham has guaranteed the obligations of the borrowers under the line of credit and has granted the lenders a security interest in substantially all of its assets as security for the guaranty.

     Gary A. Shiffman, Bingham's Chairman of the Board, and Arthur A. Weiss, a director of Bingham, are affiliated with SUI TRS, Shiffman Family LLC and Sun Communities Operating Limited Partnership. See "Certain Relationships and Related Party Transactions." Although SUI TRS and Shiffman Family LLC are related parties with respect to Bingham, their investment in Origen LLC is in the aggregate equal to the investment of Woodward Holding, which at the time of the recapitalization was not related to Bingham and which was actively involved in negotiating the terms of the recapitalization. A special committee of Bingham's board of directors comprised of non-interested directors approved the recapitalization. In addition, an independent investment banking firm delivered an opinion to the special committee of the board that, subject to certain qualifications, from a financial point of view, the consideration received by Bingham in the recapitalization was fair to Bingham. In negotiating and deciding to enter into the recapitalization, the Bingham board considered that we had an immediate need for funding to operate our business and to repay our then-existing debt to Sun Communities Operating Limited Partnership, and that, after several months of searching for strategic business partners, there were no other viable strategic or financial alternatives immediately available to us, such as other equity funding proposals. Similarly, after a diligent search for other mezzanine lenders, we were unable to obtain financing from another lender on terms as favorable as those offered by Sun Communities Operating Limited Partnership and Woodward Holding under our line of credit with them.

     In accordance with the original subordinated debt facility provided by Sun Communities Operating Limited Partnership, we issued detachable warrants to Sun covering 400,000 shares of common stock at a price of $10.00 per warrant share. The detachable warrants had a term of seven years and could have been exercised at any time after the fourth anniversary of the issuance. Upon the restructuring of the subordinated loan agreement, the detachable warrants were canceled. None of the detachable warrants had been exercised prior to the time they were canceled.

     Bingham and Origen Inc. are borrowers under a revolving credit facility with Standard Federal Bank (as successor to Michigan National Bank). Under this facility, Bingham and Origen Inc. may borrow up to $10.0 million. Interest at a rate of 30-day LIBOR plus a spread is payable on the outstanding balance. The outstanding principal balance on this credit facility as of December 31, 2001 was approximately $6.3 million. In December 2001, the financial covenants for this facility were amended to provide for an increased tangible net worth requirement. To secure the loan from Standard Federal Bank, Origen Inc. and Bingham have granted Standard Federal Bank a security interest in our rights under three servicing agreements under which Origen Inc. services manufactured home loans. This facility will terminate on June 30, 2002. Based on discussions with Standard Federal Bank and other lenders, we expect this facility to be extended or replaced at the end of its current term.

     In December 2001, Credit Suisse First Boston and Origen LLC, through its special purpose subsidiary Origen Special Holdings, LLC entered into a master repurchase agreement to replace the prior master repurchase agreement between Credit Suisse First Boston Mortgage Capital and Origen Special Holdings Corporation, a special purpose subsidiary of Origen Inc. The aggregate amount advanced under the prior facility was transferred to the new facility. In December 2001, the financial covenants for this facility were amended to provide for an increased tangible net worth requirement. Under the new agreement, Origen LLC contributes manufactured home loans it originates or purchases to Origen Special Holdings, LLC. Origen Special Holdings, LLC then transfers the manufactured home loans to Credit Suisse First Boston against the transfer of funds from Credit Suisse First Boston and Origen Special Holdings, LLC transfers the funds to Origen LLC for operations. Bingham guarantees the obligations of Origen Special Holdings, LLC under this agreement. The maximum financing limit on the facility is $150.0 million. The annual interest rate on the facility is a variable rate equal to LIBOR plus a spread. The loans are financed on the facility at varying advance rates on the lesser of the then current face value or market value of the loans. The advance rates depend on the characteristics of the loans financed. The facility will terminate on May 28, 2002, but may be terminated earlier upon an event of default under the master repurchase agreement. Based on discussions with Credit Suisse First Boston, we expect the term of this agreement will be extended.

     In addition to these borrowings, we have fixed contractual obligations under various lease agreements. Our contractual obligations were comprised of the following as of December 31, 2001:

                                                                     PAYMENTS DUE BY PERIOD
                                                           ------------------------------------------
                                                TOTAL      LESS THAN 1 YEAR    1-3 YEARS    4-5 YEARS
                                                -----      ----------------    ---------    ---------
                                                                         (IN THOUSANDS)
Repurchase obligations(1)..................    $105,564        $105,564         $   --         $--
Lines of credit(2).........................      17,435          17,435             --          --
Operating leases...........................       2,585           1,167          1,383          35
                                               --------        --------         ------         ---
  Total contractual obligations............    $125,584        $124,166         $1,383         $35
                                               ========        ========         ======         ===
Guarantees(3)..............................    $116,749        $116,749             --          --

-------------------------
(1) These repurchase obligations are owed by Origen LLC to Credit Suisse First Boston. Upon our recent securitization, Origen LLC repurchased $119.4 million in loans and as of March 27, 2002, repurchase obligations were $3.4 million.

(2) Origen Inc. and Origen LLC are co-borrowers under the Sun Communities Operating Limited Partnership line of credit and Origen Inc. and Bingham are co-borrowers under the Standard Federal Bank line of credit. Upon our recent securitization, the borrowers repaid $9.1 million under the Sun Communities Operating Limited Partnership line of credit and as of March 27, 2002, there was $11.7 million outstanding under these lines of credit.

(3) Bingham is the guarantor of the obligations of Origen LLC under the Credit Suisse First Boston repurchase agreement and the obligations of Origen Inc. and Origen LLC under the Sun Communities Operating Limited Partnership line of credit. As of March 27, 2002, there was $15.1 million outstanding under these arrangements.

     Our future liquidity and capital requirements depend on numerous factors, many of which are outside of our control. Based on our business model and the nature of the capital markets, we expect we will need to raise additional capital before the end of 2002, even if we maintain our borrowing relationships with Credit Suisse First Boston Mortgage Capital and Sun Communities Operating Limited Partnership and replace or extend our Standard Federal Bank loan facility. As a result, during that time we will need to obtain funding from sources such as operating activities, loan sales or securitizations, sales of debt or member interests by Origen LLC or additional debt financing arrangements. Our ability to obtain funding from operations may be adversely impacted by, among other things, market and economic conditions in the manufactured home financing markets generally, including decreased sales of manufactured homes. Our ability to obtain funding from loan sales and securitizations may be adversely impacted by, among other things, the price and credit quality of our loans, conditions in the securities markets generally (and specifically in the asset-backed securities market), compliance of our loans with the eligibility requirements for a particular securitization and any material negative rating agency action pertaining to certificates issued in our securitizations. Our ability to obtain funding from sales of securities or debt financing arrangements may be adversely impacted by, among other things, market and economic conditions in the manufactured home financing markets generally and our financial condition and prospects. See "Business -- Factors that May Affect Future Results."

     We will also need additional funds to meet our long-term capital needs. In order to meet these capital needs, in addition to the sources of capital referenced above, we believe we must raise additional capital or merge or enter into a joint venture or otherwise enter into a strategic business relationship that would provide access to low-cost funds. We may not be able to enter into such a relationship on favorable terms, or at all, if our business is adversely affected by any of the factors described in the preceding paragraph. While we continue to pursue these options with respect to meeting our long-term capital needs, there can be no assurance that these efforts will be successful. If these efforts are not successful our ability to continue operations would be jeopardized.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

     Market risk is the risk of loss arising from adverse changes in market prices and interest rates. Our market risk arises from interest rate risk inherent in our financial instruments. We are not currently subject to foreign currency exchange rate risk or commodity price risk.

     In the normal course of business, we also face risks that are either nonfinancial or nonquantifiable. Such risks principally include credit risk and legal risk and are not included in the following table.

     The following table shows the contractual maturity dates of our assets and liabilities. For each maturity category in the table the difference between interest-earning assets and interest-bearing liabilities reflects an imbalance between repricing opportunities for the two sides of the balance sheet. The consequences of a negative cumulative gap at the end of one year suggests that, if interest rates were to rise, liability costs would increase more quickly than asset yields, placing negative pressure on earnings.

                                                                     MATURITY
                                         ----------------------------------------------------------------
                                         0 TO 3        4 TO 12        1 TO 5        OVER 5
                                         MONTHS        MONTHS         YEARS         YEARS         TOTAL
                                         ------        -------        ------        ------        -----
                                                                  (IN THOUSANDS)
               ASSETS
Cash and equivalents.................    $   440      $      --      $     --      $     --      $    440
Restricted cash......................      1,739             --            --            --         1,739
Loans receivable.....................        301            847         8,778       117,486       127,412
Servicing rights.....................        282            652         5,329           592         6,855
Servicing advances...................      7,952          1,988            --            --         9,940
Furniture, fixtures and equipment,
  net................................        198            594         1,009            --         1,801
Deferred federal income taxes........         --          1,181         5,819            --         7,000
Loan sale proceeds receivable........        372            973         2,747         1,631         5,723
Other assets.........................      3,350            494         2,029         1,130         7,003
                                         -------      ---------      --------      --------      --------
  Total assets.......................    $14,634      $   6,729      $ 25,711      $120,839      $167,913
                                         =======      =========      ========      ========      ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued
  expenses...........................    $ 3,279      $   2,342      $     88      $     --      $  5,709
Recourse liability...................        868          3,038         4,341           434         8,681
Advances under repurchase
  agreements.........................         --        105,564            --            --       105,564
Notes payable........................     17,435             --            --            --        17,435
                                         -------      ---------      --------      --------      --------
  Total liabilities..................     21,582        110,944         4,429           434       137,389
Non-controlling members' interests in
  subsidiary.........................         --             --            --        39,766        39,766
Common stock, no par value,
  10,000,000 shares authorized;
  2,542,988 shares issued and
  Outstanding........................         --             --            --        26,478        26,478
Paid-in capital......................         --             --            --           322           322
Accumulated deficit..................         --             --            --       (36,042)      (36,042)
                                         -------      ---------      --------      --------      --------
  Total stockholders' equity
     (deficiency)....................         --             --                      (9,242)       (9,242)
                                         -------      ---------      --------      --------      --------
  Total liabilities and stockholders'
     equity (deficiency).............    $21,582      $ 110,944      $  4,429      $ 30,958      $167,913
                                         =======      =========      ========      ========      ========

Reprice difference...................    $(6,948)     $(104,215)     $ 21,282      $ 89,881
Cumulative gap.......................    $(6,948)     $(111,163)     $(89,881)           --
Percent of total assets..............      (8.98)%      (143.61)%     (116.11)%

     Our operations may be directly affected by fluctuations in interest rates. While we monitor interest rates and have in the past employed strategies designed to hedge some of the risks associated with changes in interest rates, such as the use of forward interest rate swaps and Treasury rate locks, no assurance can be given that our results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates. We currently have no open hedge positions on our loans held for sale. Our present strategy is to securitize or sell all new production within three to nine months of origination. Because the interest rates on our lines of credit used to fund and acquire loans are variable and the rates charged on loans we originate are fixed, increases in the interest rates after the loans are originated but before they are sold may reduce the gain on loan sales.

     The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at December 31, 2001.

                                                              CONTRACTUAL MATURITY
                                  ----------------------------------------------------------------------------
                                                                                                      TOTAL
                                    2002       2003      2004      2005      2006     THEREAFTER    FAIR VALUE
                                    ----       ----      ----      ----      ----     ----------    ----------
                                                             (DOLLARS IN THOUSANDS)
Interest sensitive assets:
  Loans receivable............    $  1,148    $1,373    $1,500    $1,719    $1,835     $121,723      $129,298
  Average interest rate.......       10.85%    10.85%    10.85%    10.85%    10.85%       10.85%        10.85%
  Interest bearing deposits...       1,902        --        --        --        --           --         1,902
  Average interest rates......        5.73%       --        --        --        --           --          5.73%
                                  --------    ------    ------    ------    ------     --------      --------
       Total interest
          sensitive assets....    $  3,050    $1,373    $1,500    $1,719    $1,835     $121,723      $131,200
                                  ========    ======    ======    ======    ======     ========      ========
Interest sensitive
  liabilities:
  Borrowings:
     Advances under repurchase
       agreements.............    $105,564    $   --    $   --    $   --    $   --     $     --      $105,564
     Average interest rate....        3.63%       --        --        --        --           --          3.63%
     Note payable.............      17,435        --        --        --        --           --        17,435
     Average interest rate....        8.45%       --        --        --        --           --          8.45%
                                  --------    ------    ------    ------    ------     --------      --------
       Total interest
          sensitive
          liabilities.........    $122,999    $   --    $   --    $   --    $   --     $     --      $122,999
                                  ========    ======    ======    ======    ======     ========      ========

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     BINGHAM FINANCIAL SERVICES CORPORATION

                   FINANCIAL STATEMENTS FURNISHED PURSUANT TO
                         THE REQUIREMENTS OF FORM 10-K
                                      AND
                       REPORTS OF INDEPENDENT ACCOUNTANTS
    FOR THE YEARS AND PERIOD ENDED DECEMBER 31, 2001, 2000 AND 1999, AND THE
                         YEAR ENDED SEPTEMBER 30, 1999

                     BINGHAM FINANCIAL SERVICES CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Independent Auditor's Report................................     33
Financial Statements:
  Consolidated Balance Sheets -- December 31, 2001, and
     December 31, 2000......................................     34
  Consolidated Statements of Operations for the years and
     period ended December 31, 2001, 2000 and 1999, and the
     year ended September 30, 1999..........................     35
  Consolidated Statement of Changes in Stockholders' Equity
     (Deficit) for the years and period ended December 31,
     2001, 2000 and 1999 and the year ended September 30,
     1999...................................................     36
  Consolidated Statement of Cashflows for the years and
     period ended December 31, 2001, 2000 and 1999 and the
     year ended September 30, 1999..........................     37
  Notes to Consolidated Financial Statements................     38

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Bingham Financial Services Corporation

     We have audited the accompanying consolidated balance sheets of Bingham Financial Services Corporation as of December 31, 2001 and December 31, 2000 and the related consolidated statements of changes in stockholders' equity (deficit), operations and cash flows for the periods ended December 31, 2001, December 31, 2000, December 31, 1999 and September 30, 1999. These consolidated financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bingham Financial Services Corporation as of December 31, 2001 and, December 31, 2000 and the consolidated results of their operations and their cash flows for the periods ended December 31, 2001, December 31, 2000, December 31, 1999 and September 30, 1999, in conformity with accounting principles generally accepted in the United States of America.

     As more fully discussed in Note A, during the three months ended December 31, 1999, the Company changed its method of accounting for organizational costs.

                                          /s/ PLANTE & MORAN, LLP

March 28, 2002
Auburn Hills, MI

                     BINGHAM FINANCIAL SERVICES CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT FOR SHARES)

                                                                    DECEMBER 31,
                                                                    ------------
                                                                  2001        2000
                                                                  ----        ----
                           ASSETS
Cash and equivalents........................................    $    440    $  3,521
Restricted cash.............................................       1,739       1,628
Loans receivable............................................     127,412      98,633
Servicing rights............................................       6,855       9,143
Servicing advances..........................................       9,940       9,103
Furniture, fixtures and equipment, net......................       1,801       2,554
Deferred federal income taxes...............................       7,000       8,446
Loan sale proceeds receivable...............................       5,723       6,603
Other assets................................................       7,003       8,250
                                                                --------    --------
     Total assets...........................................    $167,913    $147,881
                                                                ========    ========
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:
  Accounts payable and accrued expenses.....................    $  5,709    $ 14,111
  Recourse liability........................................       8,681       9,313
  Advances under repurchase agreements......................     105,564      67,256
  Subordinated debt, net of debt discount of $-- and $336,
     respectively...........................................          --       3,664
  Notes payable.............................................      17,435      42,697
                                                                --------    --------
     Total liabilities......................................     137,389     137,041
                                                                --------    --------
Non-controlling members' interest in subsidiary.............      39,766          --
                                                                --------    --------
Stockholders' equity (deficit)
  Preferred stock, no stated value, 10,000,000 shares
     authorized; no shares issued and outstanding...........          --          --
  Common Stock, no stated value, 10,000,000 shares
     authorized; 2,542,988 and 2,631,681, shares issued and
     outstanding at December 31, 2001 and 2000,
     respectively...........................................      26,478      27,488
  Paid-in capital...........................................         322         727
  Accumulated other comprehensive income....................          --         115
  Unearned stock compensation...............................          --      (1,142)
  Accumulated deficit.......................................     (36,042)    (16,348)
                                                                --------    --------
     Total stockholders' equity (deficit)...................      (9,242)     10,840
                                                                --------    --------
     Total liabilities and stockholders' equity (deficit)...    $167,913    $147,881
                                                                ========    ========

   The accompanying notes are an integral part of these financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT FOR SHARES)

                                                                            THREE MONTHS
                                                  YEAR ENDED DECEMBER 31,      ENDED        YEAR ENDED
                                                  -----------------------   DECEMBER 31,   SEPTEMBER 30,
                                                     2001         2000          1999           1999
                                                     ----         ----      ------------   -------------
REVENUES
  Interest income on loans.....................   $    9,493   $   14,593    $    4,069     $    9,477
  Mortgage origination and servicing fees......       12,001       10,800         1,319          2,069
  Gain on sale and securitization of loans.....        5,186           27         1,603          4,399
  Gain on sale of assets.......................        1,600           --            --             --
  Arbitration settlements......................        1,126           --            --             --
  Other income.................................          267           66            75            332
                                                  ----------   ----------    ----------     ----------
     Total revenues............................       29,673       25,486         7,066         16,277
                                                  ----------   ----------    ----------     ----------
COSTS AND EXPENSES
  Interest expense.............................        7,875       14,202         2,832          6,856
  Provision for credit losses and recourse
     liability.................................        8,595        7,671           362            653
  Write down of residual interest..............        9,523           --            --             --
  General and administrative...................       19,408       23,353         2,352          5,215
  Unrealized loss on interest rate swap........           --        1,300            --             --
  Loss on interest rate swap...................          510           --            --             --
  Acquisition costs............................           --        2,071            --             --
  Other operating expenses.....................        1,903        1,518           944          2,336
                                                  ----------   ----------    ----------     ----------
     Total costs and expenses..................       47,814       50,115         6,490         15,060
                                                  ----------   ----------    ----------     ----------
  Income (loss) before income tax expense
     (benefit) and allocation of subsidiary net
     income in non-controlling members'
     interests.................................      (18,141)     (24,629)          576          1,217
  Allocation of subsidiary net income in non-
     controlling members' interests............         (308)          --            --             --
                                                  ----------   ----------    ----------     ----------
  Income (loss) before income tax expense
     (benefit).................................      (18,449)     (24,629)          576          1,217
     Federal income tax expense (benefit)......        1,245       (8,374)          198            441
                                                  ----------   ----------    ----------     ----------
  Income (loss) before cumulative effect of
     change in accounting principle............      (19,694)     (16,255)          378            776
  Cumulative effect of change in accounting
     principle, net of tax.....................           --           --          (563)            --
                                                  ----------   ----------    ----------     ----------
  Net income (loss)............................   $  (19,694)  $  (16,255)   $     (185)    $      776
                                                  ==========   ==========    ==========     ==========
  Weighted average common shares outstanding...    2,579,844    2,625,765     2,539,716      1,966,288
                                                  ==========   ==========    ==========     ==========
  Weighted average common shares outstanding,
     diluted...................................    2,579,844    2,625,765     2,539,716      2,145,939
                                                  ==========   ==========    ==========     ==========
  Earnings (loss) per share before cumulative
     effect of change in accounting principle:
     Basic.....................................   $    (7.63)  $    (6.19)   $     0.15     $     0.39
                                                  ==========   ==========    ==========     ==========
     Diluted...................................   $    (7.63)  $    (6.19)   $     0.15     $     0.36
                                                  ==========   ==========    ==========     ==========
  Cumulative effect of change in accounting
     principle:
     Basic.....................................   $       --   $       --    $    (0.22)    $       --
                                                  ==========   ==========    ==========     ==========
     Diluted...................................   $       --   $       --    $    (0.22)    $       --
                                                  ==========   ==========    ==========     ==========
  Earnings (loss) per share:
     Basic.....................................   $    (7.63)  $    (6.19)   $    (0.07)    $     0.39
                                                  ==========   ==========    ==========     ==========
     Diluted...................................   $    (7.63)  $    (6.19)   $    (0.07)    $     0.36
                                                  ==========   ==========    ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT FOR SHARES)

                                                        ACCUMULATED                                   TOTAL
                                                           OTHER         UNEARNED     RETAINED    STOCKHOLDER'S
                                   COMMON    PAID-IN   COMPREHENSIVE      STOCK       EARNINGS       EQUITY
                                    STOCK    CAPITAL   INCOME (LOSS)   COMPENSATION   (DEFICIT)     (DEFICIT)
                                   ------    -------   -------------   ------------   ---------   -------------
Balance, September 30, 1998......  $13,608    $ 533        $  --         $    --      $   (684)     $ 13,457
Issuance of 867,001 shares common
  stock..........................   11,968       --           --              --            --        11,968
Issuance of 84,658 stock
  awards.........................    1,120       --           --          (1,120)           --            --
Stock award amortization.........       --       --           --              85            --            85
Option amortization..............       --       86           --              --            --            86
Net income.......................       --       --           --              --           776           776
Comprehensive income:
Unrealized loss on securities
  available for sale, net of
  tax............................       --       --         (304)             --            --          (304)
                                                                                                    --------
     Total comprehensive
       income....................                                                                        472
                                   -------    -----        -----         -------      --------      --------
Balance, September 30, 1999......  $26,696    $ 619        $(304)        $(1,035)     $     92      $ 26,068
Issuance of 11,243 stock
  awards.........................      103       --           --            (103)           --            --
Stock award amortization.........                                             36                          36
Option amortization..............       --       22           --              --            --            22
Net loss.........................       --       --           --              --          (185)         (185)
Comprehensive income:
  Unrealized gain on securities
     Available for sale, net of
     tax.........................       --       --          198              --            --           198
                                                                                                    --------
     Total comprehensive
       income....................                                                                         13
                                   -------    -----        -----         -------      --------      --------
Balance, December 31, 1999.......  $26,799    $ 641        $(106)        $(1,102)     $    (93)     $ 26,139
Issuance of 44,138 stock
  awards.........................      336       --           --            (336)           --            --
Issuance of 66,005 shares of
  Common stock for BAC earnout...      503       --           --              --            --           503
Cancellation of 10,178 stock
  awards.........................     (150)      --           --             150            --            --
Stock award amortization.........       --       --           --             146            --           146
Option amortization..............       --       86           --              --            --            86
Net loss.........................       --       --           --              --       (16,255)      (16,255)
Comprehensive income:
  Unrealized gain on securities
     available for sale, net of
     tax.........................       --       --          221              --            --           221
                                                                                                    --------
     Total comprehensive loss....                                                                    (16,034)
                                   -------    -----        -----         -------      --------      --------
Balance, December 31, 2000.......  $27,488    $ 727        $ 115         $(1,142)     $(16,348)     $ 10,840
Cancellation of 96,693 stock
  awards.........................   (1,010)      --           --            1010            --            --
Stock award amortization.........       --       --           --             132            --           132
Cancellation of stock options....       --     (270)          --              --            --          (270)
Recapitalization costs...........       --     (135)          --              --            --          (135)
Net loss.........................       --       --           --              --       (19,694)      (19,694)
Comprehensive income:
  Reclassification adjustment....       --       --         (115)             --            --          (115)
                                                                                                    --------
     Total comprehensive loss....                                                                    (20,082)
                                   -------    -----        -----         -------      --------      --------
Balance, December 31, 2001.......  $26,478    $ 322        $  --         $    --      $(36,042)     $ (9,242)
                                   =======    =====        =====         =======      ========      ========

   The accompanying notes are an integral part of these financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENT OF CASHFLOWS
                                 (IN THOUSANDS)

                                                        YEAR ENDED         THREE MONTHS
                                                       DECEMBER 31,           ENDED        YEAR ENDED
                                                   ---------------------   DECEMBER 31,   SEPTEMBER 30,
                                                     2001        2000          1999           1999
                                                     ----        ----      ------------   -------------
Cash flows from operating activities:
  Net income (loss)..............................  $ (19,694)  $ (16,255)   $    (185)      $     776
  Adjustments to reconcile net income (loss) to
     net Cash provided by operating activities:
     Provision for unrealized hedge loss.........         --          --           --          (2,400)
     Unrealized loss on interest rate swaps......         --       1,300           --              --
     Provision for credit losses and recourse
       liability.................................      8,595       7,671          362             653
     Impairment of residual interest.............      9,523          --           --              --
     Depreciation and amortization...............      2,103       3,600        1,637           1,135
     Provision for deferred taxes................      1,245      (8,374)         (84)            914
     Originations of loans held for sale.........   (222,410)   (207,171)    (126,789)       (144,344)
     Principal collections on loans held for
       sale......................................     16,339      19,363        1,709           3,256
     Proceeds from sale of loans held for sale...    166,730     223,128      100,888         113,494
     Loss (gain) on sale of investment
       securities................................       (254)         --           35              (3)
     Gain on sale and securitization of loans....     (5,186)        (27)      (1,603)         (1,999)
     Increase in retained interest...............     (9,523)         --           --              --
     Increase in other assets....................     (2,330)    (13,374)      (3,366)         (6,234)
     Increase (decrease) in other liabilities....     (8,402)      5,835        7,028           3,860
                                                   ---------   ---------    ---------       ---------
       Net cash provided by (used in) operating
          activities.............................    (63,264)     15,696      (20,368)        (30,892)
                                                   ---------   ---------    ---------       ---------
Cash flows from investing activities:
     Purchase of Hartger & Willard...............         --          --           --          (1,900)
     Purchase of Origen Inc......................         --          --       (4,001)             --
     Purchase of investment securities...........         --          --           --          (1,529)
     Proceeds from the sale of investment
       securities................................      1,782          --           24             369
     Proceeds from the sale of the assets of
       Bloomfield Acceptance and Bloomfield
       Servicing.................................      9,609          --           --              --
     Capital expenditures........................       (520)       (911)         (98)           (485)
                                                   ---------   ---------    ---------       ---------
       Net cash provided by (used in) investing
          activities.............................     10,871        (911)      (4,075)         (3,545)
                                                   ---------   ---------    ---------       ---------
Cash flows from financing activities:
     Proceeds from issuance of common stock......         --          --           --          11,968
     Proceeds from recapitalization of Origen
       Inc. .....................................     40,000          --           --              --
     Proceeds from advances under repurchase
       agreements................................    158,926     154,041      102,876          98,990
     Repayment of advances under repurchase
       agreements................................   (120,617)   (167,254)     (91,434)        (86,855)
     Proceeds from advances on note payable......    321,009     252,664      100,364         109,164
     Repayment of note payable...................   (350,006)   (250,715)     (88,093)       (100,079)
                                                   ---------   ---------    ---------       ---------
       Net cash provided by (used in) financing
          activities.............................     49,312     (11,264)      23,713          33,188
                                                   ---------   ---------    ---------       ---------
Net change in cash and cash equivalents..........     (3,081)      3,521         (730)         (1,249)
Cash and cash equivalents, beginning of period...      3,521          --          730           1,979
                                                   ---------   ---------    ---------       ---------
Cash and cash equivalents, end of period.........  $     440   $   3,521    $      --       $     730
                                                   =========   =========    =========       =========
Supplemental disclosures of cash flow
  information:
  Interest paid..................................  $   8,086   $  13,875    $   2,828       $   6,785
  Federal income taxes paid......................  $      --   $      --    $      --       $     420

   The accompanying notes are an integral part of these financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS: The Company's principal operations involve origination, underwriting, securitization or sale, and servicing of manufactured home loans.

     The Company's manufactured home loans are made through its subsidiaries, Origen Inc. and Origen LLC, primarily to finance the purchase of manufactured homes. These loans are generally conventionally amortizing loans that range in amount from $10,000 to $100,000 and have terms of seven to 30 years. The Company also provides warranty and disability insurance through one of its subsidiaries. Manufactured home loan servicing is also performed by Origen Inc. and Origen LLC.

     The Company's commercial real estate mortgage loans were made through its subsidiary, Bloomfield Acceptance Company, L.L.C. ("Bloomfield Acceptance"). Commercial real estate loan servicing was performed by Bloomfield Servicing Company, L.L.C. ("Bloomfield Servicing"), a subsidiary of the Company. On June 13, 2001 the Company sold certain of the assets of both Bloomfield Acceptance and Bloomfield Servicing to Wells Fargo Bank, National Association and Wells Fargo & Company and ceased originating and servicing commercial mortgage loans.

     The Company generally sells, securitizes or places the manufactured home loans it originates with institutional investors and retains the rights to service loans sold on behalf of those investors.

     PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

     Although the Company retains only a 20% interest in Origen LLC, as disclosed in Note B, no change in control of the management and operations of the Company's manufactured home loan operations has occurred for accounting purposes and the financial position and results of operations of Origen LLC are presented on a consolidated basis in the accompanying financial statements.

     REVENUE RECOGNITION: Interest and origination fee revenue from loans receivable is recognized using the interest method. Certain loan origination costs on loans receivable are deferred and amortized using the interest method over the term of the related loans as a reduction of interest income on loans. The accrual of interest on loans receivable is discontinued at the time a loan is determined to be impaired. Servicing fees are recognized when earned.

     The Company periodically sells loans either as whole loans or through securitizations. Estimated gains or losses from such sales or securitizations are recognized in the period in which the sale or securitization occurs. In determining the gain or loss on each qualifying sale of loans receivable, the Company's investment in each loan pool is allocated between the portion sold and any retained interests based on their relative fair values at the date of sale. The retained interests include interest-only strips, restricted cash held by securitization trusts, recourse liabilities and servicing rights.

     CHANGE IN FISCAL YEAR END: On February 4, 2000 the Company changed its fiscal year end from a twelve month period ending September 30 to a twelve month period ending December 31. The consolidated statements of operations and cash flows are presented for the years ended December 31, 2001 and December 31, 2000, the three months ended December 31, 1999, and the year ended September 30, 1999.

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

                     BINGHAM FINANCIAL SERVICES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     CASH AND CASH EQUIVALENTS: Cash and cash equivalents represent short-term highly liquid investments with original maturities of three months or less and include cash and interest bearing deposits at banks. The Company has restricted cash related to loans serviced for others which is held in trust for subsequent payment to the owners of those loans.

     LOANS RECEIVABLE: Loans receivable consist of manufactured home loans and floor plan loans. Manufactured home loans are primarily conventional fixed rate loans under contracts collateralized by the borrowers' manufactured homes. All loans receivable are held for sale and are carried at the lower of aggregate cost or fair value. Loans receivable include accrued interest and are presented net of deferred loan origination costs and an allowance for estimated loan losses.

     DERIVATIVE FINANCIAL INSTRUMENTS: The Company has periodically used derivative instruments, including forward sales of U.S. Treasury securities, U.S. Treasury rate locks and forward interest rate swaps to mitigate interest rate risk related to its loans receivable and anticipated sales or securitizations. Prior to January 1, 2001 deferral (hedge) accounting was applied if a derivative financial instrument reduced the risk of the underlying hedged item, was designated at inception as a hedge and was expected to be effective as a hedge. Effective January 1, 2001 the Company adopted the provisions of Statement of Financial Accounting No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value and changes in fair value will be recorded in current earnings or other comprehensive income, depending on whether a derivative instrument qualifies for hedge accounting and, if so, whether the hedge transaction represents a fair value or cash flow hedge.

     Hedges are measured for effectiveness both at inception and on an ongoing basis, and hedge accounting is terminated if a derivative instrument ceases to be effective as a hedge or its designation as a hedge is terminated. In the event of termination of a hedge, any gains or losses during the period that a derivative instrument qualified as a hedge are recognized as a component of the hedged item and subsequent gains or losses are recognized in earnings. Derivative financial instruments that do not qualify for hedge accounting are carried at fair value and changes in fair value are recognized currently in earnings.

     There were no derivative instruments designated as hedges at January 1, 2001 and the adoption of SFAS 133 had no effect on the Company's financial position or results of operations.

     ALLOWANCE FOR CREDIT LOSSES: The allowance for possible credit losses is maintained at a level believed adequate by management to absorb potential losses in the Company's loan portfolio. The Company's loan portfolio is comprised of homogenous manufactured home loans with average loan balances of less than $50,000. The allowance for credit losses is determined at a portfolio level and computed by applying loss rate factors to the loan portfolio on a stratified basis using current portfolio performance and delinquency levels (0-30 days, 31-60 days, 61-90 days and more than 90 days delinquent). The Company's loss rate factors are based on the Company's historical loan loss experience and are adjusted for economic conditions and other trends affecting borrowers' ability to repay and estimated collateral value. The allowance for credit losses represents an unallocated allowance. There are no elements of the allowance allocated to specific individual loans or to impaired loans.

     SERVICING RIGHTS: The Company accounts for loan servicing rights related to originated and sold loans by recognizing a separate servicing asset or liability. These servicing assets or liabilities are determined by allocating the carrying amount of the loans sold between the loan and the servicing rights based on the relative fair values of each at the date of sale. The fair value of servicing rights is based on discounted cash flows incorporating estimated servicing fees and costs as well as ancillary servicing revenue and projected prepayment rates. The Company capitalized approximately $1.4 million, $1.5 million, $7.6 million and $2.0 million, respectively, of loan servicing rights for the years ended December 31, 2001 and 2000, the three months ended December 31, 1999, and the year ended September 30, 1999, respectively.

                     BINGHAM FINANCIAL SERVICES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The carrying amount of loan servicing rights is assessed for impairment each quarter by comparison to fair value and a valuation allowance is established in the event the carrying amount exceeds the fair value. Fair value is estimated based on the present value of expected future cash flows and periodically by independent appraisal. There was no valuation allowance recognized at December 31, 2001 or 2000. The estimated fair value of loan servicing rights was approximately $9.7 million at December 31, 2001.

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

     OTHER ASSETS: Other assets is comprised of prepaid expenses, deferred financing costs, goodwill and other miscellaneous receivables. Prepaid expenses are amortized over the expected service period. Deferred financing costs are capitalized and amortized over the life of the corresponding obligation.

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

     LOANS SOLD UNDER AGREEMENTS TO REPURCHASE: The Company enters into loan sales under agreements to repurchase the loans. The agreements are short-term and are accounted for as secured borrowings. The obligations to repurchase the loans sold are reflected as a liability and the loans that collateralize the agreements are reflected as assets in the balance sheet.

     RECOURSE LIABILITY: The Company periodically sells manufactured home loans on a whole-loan basis. At the time of such loan sales, recourse liabilities are recognized pursuant to future obligations based on the underlying provisions of the respective sale agreements. The liability is computed based on estimated obligations under recourse provisions on a discounted basis. The obligations are provided for in the recourse liability and transferred to the allowance for credit losses at the time of repurchase. The loan purchasers have no recourse to our other assets for failure of debtors to pay when due.

     DEPRECIATION: Provisions for depreciation are computed using the straight-line method over the estimated useful lives of office properties and equipment, as follows: leasehold improvements -- life of the lease; furniture and fixtures -- seven years; capitalized software -- five years;
computers -- five years.

     INCOME TAXES: The Company uses the liability method in accounting for income taxes. Deferred tax assets or liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying amounts in the consolidated financial statements and net operating loss carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. A valuation allowance is established if, based on the insight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     PER SHARE DATA: Basic earnings per share are computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding. At December 31, 2001, 2000,

                     BINGHAM FINANCIAL SERVICES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1999 and September 30, 1999 there were approximately 0, 911,000, 921,000 and 868,000 potential shares of common stock from stock options and warrants outstanding.

     The following table presents a reconciliation of the numerator (income applicable to common shareholders) and denominator (weighted average common shares outstanding) for the basic loss per share calculation:

                                                YEAR ENDED DECEMBER 31,                 THREE MONTHS
                                       ------------------------------------------           ENDED               YEAR ENDED
                                              2001                   2000             DECEMBER 31, 1999     SEPTEMBER 30, 1999
                                       -------------------    -------------------    -------------------    -------------------
                                                 EARNINGS               EARNINGS               EARNINGS               EARNINGS
                                                  (LOSS)                 (LOSS)                 (LOSS)                 (LOSS)
                                       SHARES    PER SHARE    SHARES    PER SHARE    SHARES    PER SHARE    SHARES    PER SHARE
                                       ------    ---------    ------    ---------    ------    ---------    ------    ---------
                                                                        (SHARES IN THOUSANDS)
Basic earnings (loss) per share
  before
  Cumulative effect of change in
    accounting principle...........    2,580      $(7.63)     2,626      $(6.19)     2,540      $ 0.15      1,966      $ 0.39
  Cumulative effect of change in
    accounting principle...........       --          --         --          --         --       (0.22)        --          --
Net dilutive effect of:
  Options..........................       --          --         --          --         --          --         22          --
  Warrants.........................       --          --         --          --         --          --        158       (0.03)
                                       -----      ------      -----      ------      -----      ------      -----      ------
Diluted loss per share.............    2,580      $(7.63)     2,626      $(6.19)     2,540      $(0.07)     2,146      $ 0.36
                                       =====      ======      =====      ======      =====      ======      =====      ======

     SECURITIES: Marketable securities are classified as available for sale. Securities classified as available for sale are carried at market value with a corresponding market value adjustment carried as a separate component of stockholders' on a net of tax basis. At December 31, 2001 and 2000 securities consisted of a single equity security with a carrying amount of $1,300 and $1.7 million, respectively which are included in other assets. The adjusted cost of the securities would be used to compute realized gains or losses if the securities are sold.

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE: In April 1998 the Financial Accounting Standards Board issued Statement of Position Number 98-5 (SOP 98-5) "Reporting on the Cost of Start-Up Activities". This statement, which is required to be adopted for fiscal years beginning after December 15, 1998 establishes guidance for the accounting of start-up activities. It states that the cost of start-up activities, including organizational costs, should be expensed as incurred. The Company had deferred organizational costs related to the formation of its manufactured home lending subsidiary and the filing of its application to become a unitary thrift holding company and for the formation of a federally charted savings bank. In the period ended December 31, 1999 the Company expensed approximately $563,000 net of federal income tax benefit of previously capitalized organizational costs.

     RECENT ACCOUNTING PRONOUNCEMENTS: During July 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") was issued. The statement provides the accounting and reporting standards for goodwill. SFAS 142 will not impact the Company's financial position or results of operations because the Company had no goodwill on its balance sheet at December 31, 2001.

B. RECAPITALIZATION

     In July 2001, the Company entered into an investment agreement with three investors -- SUI TRS, Inc., Shiffman Family LLC and Woodward Holding
LLC -- under which the Company agreed to recapitalize its remaining operating subsidiaries. Certain of the Company's officers and directors are affiliated with SUI TRS and Shiffman Family LLC.

                     BINGHAM FINANCIAL SERVICES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Under the investment agreement and a merger agreement entered into on December 18, 2001, SUI TRS, Shiffman Family LLC and Woodward Holding made capital contributions totaling $40 million in Origen LLC. The Company will merge Origen Inc. and its other wholly-owned operating subsidiaries into Origen LLC. The mergers will be completed when Origen LLC and its subsidiaries obtain all material licenses and permits they need to continue to operate the Company's business. Notwithstanding the actual date of the mergers, the parties have agreed that the merger will be treated as effective as of January 1, 2002. It is expected that the mergers will occur in the second quarter of 2002. Pending the mergers, each of Origen Inc. and Origen LLC is conducting that portion of its business which it is licensed to do. After the mergers, Origen LLC and its subsidiaries, as the surviving entities of the mergers, will conduct all of the Company's business in the same manner as it has been conducted in the past.

     The Company obtained an initial 20% ownership interest in the net assets and profits of Origen LLC and the three investors received an initial 80% aggregate interest in Origen LLC. These interests are subject to dilution resulting from (a) grants of up to 11.5% of the membership interests to key employees of the recapitalized subsidiaries, and (b) potential future issuance of additional membership interests in the recapitalized subsidiaries in connection with the raising of additional capital.

     After the mergers, the Company's primary asset will be its interest in Origen LLC. The company will also retain a loan receivable of approximately $2.5 million related to the sale of MHFC in March 2000. The proceeds from the receivable will be used to fund the Company's operating expenses, such as expenses associated with SEC reporting compliance and legal and accounting fees.

     The above transactions have been accounted for as a recapitalization of the Company's operating subsidiaries and, accordingly, there is no adjustment to the historical cost basis carrying amounts of the assets and liabilities transferred to Origen LLC by the Company. Although the Company retains only a 20% interest (33.33% voting interest) in Origen LLC, the recapitalization has not resulted in a change in control of Origen LLC for accounting purposes and the financial position and results of operations of Origen LLC continue to be presented on a consolidated basis in the accompanying financial statements. An allocation of income or losses attributable to the non-controlling members under the provisions of the Origen LLC operating agreement is accounted for in a manner similar to the minority interest.

C. ACQUISITIONS

     On July 1, 1999 pursuant to a Reorganization Agreement dated as of June 30, 1999 the Company acquired all of the issued and outstanding stock of Hartger and Willard from DMR Financial Services, Inc. ("DMRFS"), an affiliate of Detroit Mortgage and Realty Company ("DMR"). Pursuant to the terms of the agreement, 66,667 shares of Bingham common stock, without par value, were issued to DMRFS.

     In connection with the acquisition of Hartger & Willard the Company loaned $1.5 million to DMRFS pursuant to a Promissory Note dated July 31, 1999. The loan was guaranteed by DMR and secured by the pledge of the 66,667 shares of Bingham common stock DMRFS received in the acquisition. The Company foreclosed on the pledged shares in full payment of the principal amount of the loan. The effect of this transaction is that the Company acquired the Hartger & Willard shares for $1.5 million in cash.

     The Hartger & Willard acquisition was accounted for as a purchase. The results of operations for the year ended September 30, 1999 include the results of operations for the acquired company since the date of the acquisition.

     The aggregate purchase price for the acquisition of $1.9 million, including expenses of the acquisition, was allocated to the assets acquired and liabilities assumed based on the related fair values at the date of acquisition. The excess of the aggregate purchase price over the fair values of the assets acquired and liabilities assumed has been allocated to goodwill and was being amortized on a straight-line method over 20 years. Hartger & Willard was sold in 2001 (see Note N).

                     BINGHAM FINANCIAL SERVICES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In conjunction with the acquisition in July 1999, liabilities assumed and other non-cash consideration were as follows (in thousands, unaudited):

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
                                                                =======

     The following table summarizes pro forma unaudited results of operations as if the acquisition completed during 1999 had occurred at the beginning of each year presented:

                                                                 SEPTEMBER 30, 1999
                                                                 ------------------
                                                                (IN THOUSANDS, EXCEPT
                                                                 EARNINGS PER SHARE)
Revenues....................................................           $16,933
Income (loss) before income taxes...........................             1,158
Net income (loss)...........................................               733
Basic earnings (loss) per share.............................              0.37
Diluted earnings (loss) per share...........................              0.34

     In December 1999, the Company completed the acquisition of Origen Inc. from Dynex Holding, Inc., a subsidiary of Dynex Capital, Inc. ("DCI"). The Company acquired certain manufactured home loans from Origen Inc. all of the issued and outstanding stock of Origen Inc. and all of the rights to DCI's manufactured home lending business for approximately $4.0 million in cash funded by borrowings on the Company's demand lines of credit. Origen Inc. specializes in lending to buyers of manufactured homes and has corporate and regional offices in four states. In addition Origen Inc. provides servicing for manufactured home and land/home loans.

     The Origen Inc. acquisition was accounted for using the purchase method. The consideration and acquisition costs for the Origen Inc. acquisition were allocated to the acquired assets and assumed liabilities, resulting in an excess of fair value of the acquired net assets over the purchase price of approximately $3.2 million, which was recognized as a reduction in the amount allocated to purchased loan servicing rights. During the quarter ended March 31, 2000, Bingham revised its initial estimates of the fair value of the assets acquired, specifically the manufactured home loan portfolio associated with the transaction, effectively reducing the excess of fair value of acquired net assets by $2.0 million. Accordingly, the Company recognized the revised estimate by retroactively adjusting the purchase price allocation with an increase to the amount previously allocated to purchased loan servicing rights.

     In connection with the Origen Inc. acquisition, Bingham recognized accrued liabilities of $5.0 million related to its plans to close certain of Origen Inc.'s regional and district offices and terminate or relocate certain of its employees.

     During the year ended December 31, 2000, there were approximately $2.5 million of costs paid related to the accrued acquisition liabilities. Such costs consisted of $1.4 million for severance payments and personnel costs and $1.1 in costs connected with closed locations incurred subsequent to the cessation of operations.

     As of December 31, 2000, Bingham revised its estimate of the costs to implement its plan and as a result, made an adjustment to the purchase price allocation. The change in estimate resulted in an increase of $2.3 million in the fair value of the net assets acquired. Bingham recognized this increase as an adjustment to the amount previously allocated to purchased loan servicing rights.

                     BINGHAM FINANCIAL SERVICES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes pro forma unaudited results of operations for the Origen Inc. acquisition as if it had occurred at the beginning of each period presented:

                                                                THREE MONTHS
                                                                   ENDED            YEAR ENDED
                                                                DECEMBER 31,       SEPTEMBER 30,
                                                                    1999               1999
                                                                ------------       -------------
                                                                     (IN THOUSANDS, EXCEPT
                                                                      EARNINGS PER SHARE)
Revenues....................................................      $ 9,114             $36,047
Income (loss) before cumulative effect of change in
  accounting principle......................................       (2,141)              1,236
Cumulative effect of change in accounting principle, net of
  tax.......................................................         (563)                 --
Net income (loss)...........................................       (2,704)              1,236
Basic earnings (loss) per share.............................      $ (1.06)            $  0.63
Diluted earnings (loss) per share...........................        (1.06)               0.58

     In the year ended December 31, 2000 the Company attempted a merger with Franklin Bank, N.A. which was unsuccessful. Costs incurred totaled $2.1 million all of which were charged to operations in the fourth quarter of 2000 when the merger attempt was terminated.

D. LOANS RECEIVABLE

     The carrying amounts and fair value of loans receivable consisted of the following:

                                                                   DECEMBER 31,
                                                                -------------------
                                                                  2001       2000
                                                                  ----       ----
                                                                  (IN THOUSANDS)
Manufactured home loans.....................................    $128,208    $95,234
Commercial loans............................................          --      3,547
Floor plan loans............................................       1,094      1,731
Accrued interest receivable.................................         903        794
Deferred fees...............................................      (1,850)      (869)
Deferred hedge loss.........................................          --        364
Allowance for loan loss.....................................        (943)    (2,168)
                                                                --------    -------
                                                                $127,412    $98,633
                                                                ========    =======

     The following table sets forth the average loan balance, weighted average loan yield and weighted average initial term:

                                                                       MANUFACTURED HOME
                                                   ---------------------------------------------------------
                                                    YEAR ENDED DECEMBER        THREE MONTHS
                                                            31,                   ENDED         YEAR ENDED
                                                   ----------------------      DECEMBER 31,    SEPTEMBER 30,
                                                     2001          2000            1999            1999
                                                     ----          ----        ------------    -------------
                                                                    (DOLLARS IN THOUSANDS)
Principal balance loans receivable, net........    $128,208      $ 95,234        $ 75,321        $ 64,501
Number of loans receivable.....................       3,117         2,304           1,907           2,190
Average loan balance...........................    $     41      $     41        $     38        $     29
Weighted average loan yield....................       10.85%        11.75%          10.90%          11.33%
Weighted average initial term..................    26 years      26 years        25 years        22 years

                     BINGHAM FINANCIAL SERVICES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                     COMMERCIAL MORTGAGE
                                                  ---------------------------------------------------------
                                                                              THREE MONTHS
                                                  YEAR ENDED DECEMBER 31,        ENDED         YEAR ENDED
                                                  ------------------------    DECEMBER 31,    SEPTEMBER 30,
                                                  2001             2000           1999            1999
                                                  ----             ----       ------------    -------------
                                                                   (DOLLARS IN THOUSANDS)
Principal balance loans receivable, net.......    $ --          $   3,547      $  65,930        $  53,157
Number of loans receivable....................      --                  2             27               20
Average loan balance..........................    $ --          $   1,773      $   2,442        $   2,645
Weighted average loan yield...................      --                8.7%           9.8%             8.5%
Weighted average initial term.................      --          6.9 years      6.5 years        5.8 years

     The following table sets forth the concentration by state of the loan portfolio:

                                                                        MANUFACTURED HOME
                                                            ------------------------------------------
                                                                           DECEMBER 31,
                                                            ------------------------------------------
                                                                   2001                   2000
                                                            -------------------    -------------------
                                                            PRINCIPAL      %       PRINCIPAL      %
                                                            ---------      -       ---------      -
                                                                      (DOLLARS IN THOUSANDS)
Texas...................................................    $ 30,581      23.9%     $23,338      24.5%
Georgia.................................................      11,322       8.8%       7,587       8.0%
Alabama.................................................       9,900       7.7%       4,768       5.0%
Mississippi.............................................       7,980       6.2%       4,052       4.3%
Florida.................................................       7,356       5.8%       4,013       4.2%
Michigan................................................       7,093       5.5%       6,446       6.7%
South Carolina..........................................       5,530       4.3%       4,084       4.3%
Other...................................................      48,446      37.8%      40,946      43.0%
                                                            --------     ------     -------     ------
       Total............................................    $128,208     100.0%     $95,234     100.0%
                                                            ========     ======     =======     ======

                                                                   COMMERCIAL MORTGAGE DECEMBER 31,
                                                               ----------------------------------------
                                                                             DECEMBER 31,
                                                               ----------------------------------------
                                                                      2001                  2000
                                                               ------------------    ------------------
                                                               PRINCIPAL      %      PRINCIPAL      %
                                                               ---------      -      ---------      -
                                                                        (DOLLARS IN THOUSANDS)
Michigan...................................................    $     --        --     $   --         --
Indiana....................................................          --        --         --         --
Arizona....................................................          --        --      2,466       69.5%
Texas......................................................          --        --         --         --
Florida....................................................          --        --      1,081       30.5%
California.................................................          --        --         --         --
Other......................................................          --        --         --         --
                                                               --------     -----     ------      -----
       Total...............................................    $     --        --%    $3,547      100.0%
                                                               ========     =====     ======      =====

     The manufactured home contracts are collateralized by manufactured homes which range in age from 1973 to 2002, with approximately 90.1% of the manufactured homes built since 1999.

                     BINGHAM FINANCIAL SERVICES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table sets forth the number and value of loans for various terms for the manufactured home loan portfolio:

                                                                           DECEMBER 31,
                                                         ------------------------------------------------
                                                                  2001                      2000
                                                         ----------------------    ----------------------
                        TERM                             NUMBER OF    PRINCIPAL    NUMBER OF    PRINCIPAL
                       (YEARS)                             LOANS       BALANCE       LOANS       BALANCE
                       -------                           ---------    ---------    ---------    ---------
                                                                      (DOLLARS IN THOUSANDS)
5 or less............................................          2      $     22           3       $    24
6-10.................................................        142         2,683          90         1,727
11-12................................................         15           410           8           155
13-15................................................        243         7,211         144         3,853
16-20................................................        811        27,711         265         7,908
21-25................................................        269         9,747         345        11,720
26-30................................................       1635        80,424        1449        69,847
                                                           -----      --------       -----       -------
       Total.........................................      3,117      $128,208       2,304       $95,234
                                                           =====      ========       =====       =======

     Delinquency statistics for the manufactured home loan portfolio are as follows:

                                                                       DECEMBER 31,
                                              ---------------------------------------------------------------
                                                           2001                             2000
                                              ------------------------------   ------------------------------
                                              NO. OF   PRINCIPAL     % OF      NO. OF   PRINCIPAL     % OF
                                              LOANS     BALANCE    PORTFOLIO   LOANS     BALANCE    PORTFOLIO
                                              ------   ---------   ---------   ------   ---------   ---------
                                                                  (DOLLARS IN THOUSANDS)
Days delinquent
31-60.......................................    71      $3,346       2.6%        24      $  944       1.0%
61-90.......................................    18         791       0.6%        19         811       0.9%
Greater than 90.............................    57       2,608       2.0%        83       3,352       3.5%

E. ALLOWANCE FOR CREDIT LOSSES

     The allowance for credit losses and related additions and deductions to the allowance for the years ended December 31, 2001 and 2000, the period ended December 31, 1999 and the year ended September 30, 1999 were as follows:

                                                      YEAR ENDED        THREE MONTHS
                                                     DECEMBER 31,          ENDED        YEAR ENDED
                                                  -------------------   DECEMBER 31,   SEPTEMBER 30,
                                                    2001       2000         1999           1999
                                                    ----       ----     ------------   -------------
                                                                    (IN THOUSANDS)
Balance at beginning of period..................  $  2,168   $    274      $ 258          $   185
Provision for loan losses.......................     3,528      7,671        362              653
Transfers from recourse liability...............     6,070         77         --               --
Gross chargeoffs................................   (17,822)   (10,261)      (698)          (1,060)
Recoveries......................................     7,820      4,407        352              480
                                                  --------   --------      -----          -------
  Balance at end of year........................  $  1,764   $  2,168      $ 274          $   258
                                                  ========   ========      =====          =======

                     BINGHAM FINANCIAL SERVICES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

F. MORTGAGE SERVICING RIGHTS

     Changes in servicing rights are summarized as follows:

                                                       YEAR ENDED       THREE MONTHS
                                                      DECEMBER 31,         ENDED        YEAR ENDED
                                                    -----------------   DECEMBER 31,   SEPTEMBER 30,
                                                     2001      2000         1999           1999
                                                     ----      ----     ------------   -------------
                                                                     (IN THOUSANDS)
Balance at beginning of period....................  $ 9,143   $ 9,736      $2,120         $  156
Purchased servicing rights........................       --        --       6,846          1,376
Purchase price adjustments........................       --       424          --             --
Loans sold and securitized........................    1,132     1,112         825            735
Amortization......................................   (1,279)   (2,129)        (55)           (94)
Sale of servicing rights..........................   (2,141)       --          --            (53)
                                                    -------   -------      ------         ------
  Balance at end of period........................  $ 6,855   $ 9,143      $9,736         $2,120
                                                    =======   =======      ======         ======

     Bloomfield Servicing serviced commercial real estate loans that Bloomfield Acceptance originated as well as commercial real estate loans on behalf of 29 institutional investors. The principal balance of commercial real estate loans serviced totaled approximately $1.2 billion. In June 2001 the Company sold the servicing rights to its commercial loan portfolio serviced for others with a carrying amount of approximately $2.1 million, to Wells Fargo Bank and Wells Fargo & Company as part of the sale of certain of the assets of its commercial loan origination and servicing operations.

     Origen Inc. and Origen LLC service the manufactured home loans originated by the Company and held in its loan portfolio as well as manufactured home loans originated by the Company and securitized or sold with the servicing rights retained. The principal balances of manufactured home loans serviced totaled approximately $1.2 billion at December 31, 2001, $1.1 billion at December 31, 2000 and $1.0 billion at December 31, 1999.

G. PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows:

                                                                       DECEMBER 31,
                                                                --------------------------
                                                                 2001      2000      1999
                                                                 ----      ----      ----
                                                                      (IN THOUSANDS)
Cost:
  Furniture and fixtures....................................    $1,694    $2,191    $2,197
  Leasehold improvements....................................       179       213        46
  Capitalized Software......................................       255       493       322
  Computer equipment........................................     3,137     3,071       643
                                                                ------    ------    ------
                                                                 5,265     5,968     3,208
Less accumulated depreciation...............................     3,464     3,414       179
                                                                ------    ------    ------
     Total..................................................    $1,801    $2,554    $3,029
                                                                ======    ======    ======

     Depreciation expense was approximately $910,000 for the year ended December 31, 2001, $987,000 for the year ended December 31, 2000, $288,000 for the three months ended December 31, 1999 and $105,970 for the year ended September 30, 1999.

                     BINGHAM FINANCIAL SERVICES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

H. RESIDUAL INTEREST IN LOANS SOLD AND SECURITIZED

     On March 27, 2001 Bingham completed its first securitization of manufactured home loans through a consolidated special purpose subsidiary of Origen Inc. The Company sold manufactured home loans it originated and purchased to a trust for cash and the trust sold asset-backed bonds secured by the loans to investors. The Company records certain assets and income based upon the difference between all principal and interest received from the loans sold and the following factors (i) all principal and interest required to be passed through to the asset-backed bond investors, (ii) all excess contractual servicing fees, (iii) other recurring fees and (iv) an estimate of losses on loans. At the time of the securitization the Company estimates these amounts based upon a declining principal balance of the underlying loans, adjusted by an estimated prepayment and loss rate, and capitalizes these amounts using a discount rate that market participants would use for similar financial instruments. These capitalized assets are recorded as retained interests. The Company believes the assumptions it has used are appropriate and reasonable.

     The Company retained the right to service the loans it securitized. Fees for servicing the loans are based on a contractual percentage of 1.00% per annum of the unpaid principal balance of the associated loans. The Company has recognized a servicing asset in addition to its gain on sale of loans. The servicing asset is calculated as the present value of the expected future net servicing income in excess of adequate compensation for a substitute servicer, based on common industry assumptions and the Company's historical experience. These factors include default and prepayment speeds. The servicing asset recorded on the completed securitization represents a 25 basis point strip of net servicing cash flows.

     Key assumptions used in measuring the retained interest at December 31, 2001 are as follows:

Prepayment Speed                                                150.00%   MHP
Weighted average life (months)                                      317
Discount rate                                                    15.00%
Expected credit losses                                           17.28%

     The Company assesses the carrying value of its retained interest on a monthly basis. During the fourth quarter of 2001 the pool of securitized loans has experienced defaults and losses in excess of the Company's expectations and it has been concluded that such defaults are likely to be higher than expected in future periods as well. Initially the Company estimated total life time defaults as a percentage of initial pool balance to be 19.81% and net lifetime losses to be 10.32%. Based on the actual performance of the loans through December 31, 2001 it is now estimated that lifetime defaults will be 29.63% and estimated net losses will be 17.28%. The increased defaults and losses are due in part to the economic downturn that began in the third quarter of 2001, was made worse by the events of September 11 and has continued into 2002, and to some aggressive underwriting practices and credit decisions at the time the loans were originated. As a result of the changes in valuation assumptions in the retained interest, the Company has recognized an impairment of approximately $9.5 million.

I. DEBT

     Through December 18, 2001, the Company had three separate financing facilities with Sun Communities Operating Limited Partnership: a $4.0 million subordinated term loan, a $10.0 million subordinated demand line of credit a $50.0 million subordinated demand line of credit. As of December 18, 2001 there was $51.3 million outstanding in the aggregate under these loans.

     On December 18, 2001, in connection with the recapitalization, the Company received capital contributions totaling $40 million which was used to repay a substantial portion of the Company's debt to Sun Communities Operating Limited Partnership.

                     BINGHAM FINANCIAL SERVICES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The remaining balance of the debt to Sun Communities Operating Limited Partnership (approximately $11.4 million) was restructured into a $21.25 million line of credit extended by Sun Communities Operating Limited Partnership to Origen Inc. and Origen LLC, as co-borrowers. The line of credit will terminate on December 18, 2002 and the outstanding balance bears interest at a rate of LIBOR plus 700 basis points, with a minimum interest rate of 11% and a maximum interest rate of 15%. The line of credit is collateralized by a security interest in substantially all of each borrower's assets. Sun Communities Operating Limited Partnership and Woodward Holding, a member of Origen LLC, have entered into a participation agreement under which Sun Communities Operating Limited Partnership will loan up to approximately 59% of the borrowing limit (or $12.5 million) and Woodward Holding will loan up to approximately 41% of the borrowing limit (or $8.75 million) under the line of credit. Sun Communities Operating Limited Partnership and Woodward Holding jointly administer the line of credit. Bingham has guaranteed the obligations of the borrowers under the line of credit and has granted the lenders a security interest in substantially all of its assets as security for the guaranty.

     In accordance with the original subordinated debt facility provided by Sun Communities Operating Limited Partnership, we issued detachable warrants to Sun covering 400,000 shares of common stock at a price of $10.00 per warrant share. The detachable warrants had a term of seven years and could have been exercised at any time after the fourth anniversary of the issuance. Upon the restructuring of the subordinated loan agreement, the detachable warrants were canceled. None of the detachable warrants had been exercised prior to the time they were canceled.

     In March 2000, Origen Inc. and Bloomfield Acceptance entered into an amended and restated repurchase arrangement with Lehman Commercial Paper, Inc. Under this agreement, Origen Inc. was able to transfer loans from time to time to Lehman against the transfer of funds from Lehman. In June 2001 this agreement was terminated and the aggregate amount advanced by Lehman was repaid in full. At December 31, 2000, the amounts advanced by Lehman was $67.3 million.

     In April 2000, Bloomfield Acceptance and Bloomfield Servicing entered into a warehousing credit agreement with Residential Funding Corporation. Under the credit agreement, Bloomfield Acceptance and Bloomfield Servicing could borrow up to $25.0 million to fund the acquisition and origination of FNMA loans, FHLMC loans, bridge mortgage loans and similar mortgage loans. In June 2001, the agreement was terminated. At the time the agreement was terminated Bloomfield Acceptance and Bloomfield Servicing had no advances outstanding under the agreement. At December 31, 2000, there were no advances outstanding under this agreement.

     Bingham and Origen Inc. are borrowers under a revolving credit facility with Standard Federal Bank (as successor to Michigan National Bank). Under this facility, Bingham and Origen Inc. may borrow up to $10.0 million. Interest at a rate of 30-day LIBOR plus a spread is payable on the outstanding balance. The outstanding principal balance on this credit facility as of December 31, 2001 and 2000 was approximately $6.3 million and $6.8 million, respectively. To secure the loan from Standard Federal Bank, Origen Inc. and Bingham have granted Standard Federal Bank a security interest in their rights under three servicing agreements under which Origen Inc. services manufactured home loans. This facility will terminate on June 30, 2002. Based on discussions with Standard Federal Bank and other lenders, the Company expects this facility to be extended or replaced at the end of its current term.

     In December 2001, Credit Suisse First Boston Mortgage Capital and Origen LLC, through its special purpose subsidiary Origen Special Holdings, LLC entered into a master repurchase agreement to replace the prior master repurchase agreement between Credit Suisse First Boston and Origen Special Holdings Corporation, a special purpose subsidiary of Origen Inc. The aggregate amount advanced under the prior facility was transferred to the new facility. Under the new agreement, Origen LLC contributes manufactured home loans it originates or purchases to Origen Special Holdings, LLC. Origen Special Holdings, LLC then transfers the manufactured home loans to Credit Suisse First Boston against the transfer of funds from Credit

                     BINGHAM FINANCIAL SERVICES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Suisse First Boston and Origen Special Holdings, LLC transfers the funds to Origen LLC for operations. Bingham guaranteed the obligations of Origen Special Holdings, LLC under this agreement. The maximum financing limit on the facility is $150.0 million. The annual interest rate on the facility is a variable rate equal to LIBOR plus a spread. The loans are financed on the facility at varying advance rates on the lesser of the then current face value or market value of the loans. The advance rates depend on the characteristics of the loans financed. The facility will terminate on May 28, 2002, but may be terminated earlier upon an event of default under the master repurchase agreement. At December 31, 2001, the aggregate amount advanced by Credit Suisse First Boston under the facility was $105.6 million.

     At December 31, 2001 and December 31, 2000 debt outstanding was as follows:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  2001        2000
                                                                  ----        ----
                                                                   (IN THOUSANDS)
Loans sold under agreements to repurchase...................    $105,564    $ 67,256
Revolving credit facility...................................       6,250       6,848
Demand loans................................................          --      35,849
Term loan, net of discount..................................      11,185       3,664
                                                                --------    --------
                                                                $122,999    $113,617
                                                                ========    ========

J. DEALER AGREEMENT

     As of September 30, 1997 the Company entered into a preferred dealer agreement with Sun Communities. Pursuant to the agreement, stock options were granted to Sun that would have vested if, and only if, Sun was a party to and in compliance with the terms of the agreement on the vesting date and on December 31 of the immediately preceding year. The options would have vested in eight equal annual amounts, each consisting of 41,250 options, on January 31, 2001 through 2008. The options could have been exercised at any time after vesting until expiration ten years after the date of vesting. Each option vesting January 31, 2001 to 2003 would have entitled the holder to purchase one share of common stock for a purchase price of $10. Each option vesting on January 31, 2004, 2005 and 2006 would have entitled the holder to purchase one share of common stock for $12. Each option vesting on January 31, 2007 and 2008 would have entitled the holder to purchase one share of common stock for $14. The preferred dealer agreement was terminated as of December 18, 2001 in connection with the Company's recapitalization. Accordingly all options related to the preferred dealer agreement were canceled. None of the options vested under the agreement had been exercised.

     The Company had recognized service costs related to the options based on the fair value method as prescribed by Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". Service costs were amortized based on the vesting periods of the options. All previously recognized service costs, approximately $270,000, were derecognized in the year ended December 31, 2001.

K. STOCK OPTION PLAN

     The Company's stock option plan has 247,632 shares of common stock reserved for issuance. Under the plan, the exercise price of the options will not be less than the fair market value of the common stock on the date of grant. The date on which the options are first exercisable is determined by the administrator of the Company's stock option plan, the Compensation Committee of the Board of Directors or the entire Board of Directors, and options generally have vested over a three-year period from the date of grant. The term of an option may not exceed ten years from the date of grant. As of December 31, 2001 all options that had been issued under the plan were terminated.

                     BINGHAM FINANCIAL SERVICES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company has adopted the disclosure requirements of SFAS 123. Accordingly, the fair value of each option granted in 2000 and 1999 was estimated using the Black-Scholes option pricing model based on the assumptions stated below:

                                                                DECEMBER 31,
                                                              -----------------
                                                              2000        1999
                                                              ----        ----
Estimated weighted average fair value per share of options
  granted...................................................  $4.21       $4.40
Assumptions:
  Annualized dividend yield.................................     --%         --%
  Common stock price volatility.............................  55.84%      55.62%
  Weighted average risk free rate of return.................   6.82%       6.53%
  Weighted average expected option term (in years)..........    6.0         6.0

     The Company has elected to measure compensation cost using the intrinsic value method, in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly since all options were granted at a fixed price not less than the fair market value of the Company's common stock on the date of grant, no compensation cost has been recognized for its stock option plan. Had stock option costs of the plan been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology of SFAS 123, the pro forma effects on the Company's net income and earnings per share would be as follows. No options were granted in the year ended December 31, 2001.

                                                                               THREE MONTHS
                                                  YEAR ENDED DECEMBER 31,          ENDED        YEAR ENDED
                                                 --------------------------    DECEMBER 31,    SEPTEMBER 30,
                                                    2001            2000           1999            1999
                                                 ----------      ----------    -------------   -------------
                                                  (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
Net income (loss) as reported..................   $(19,694)       $(16,255)       $ (185)          $ 776
Stock option compensation cost.................       (606)            185            50             228
                                                  --------        --------        ------           -----
  Pro forma net income (loss)..................   $(19,088)       $(16,440)       $ (235)          $ 548
                                                  ========        ========        ======           =====
Basic income (loss) per share as reported......   $  (7.63)       $  (6.19)       $(0.07)          $0.39
Stock option compensation cost.................      (0.23)           0.07          0.02            0.12
                                                  --------        --------        ------           -----
  Pro forma earnings (loss) per share..........   $  (7.40)       $  (6.26)       $(0.09)          $0.27
                                                  ========        ========        ======           =====
Diluted earnings (loss) per share as
  reported.....................................   $  (7.63)       $  (6.19)       $(0.07)          $0.36
Stock option compensation cost.................      (0.23)           0.07          0.02            0.11
                                                  --------        --------        ------           -----
  Pro forma fully diluted earnings (loss) per
     share.....................................   $  (7.40)       $  (6.26)       $(0.09)          $0.25
                                                  ========        ========        ======           =====

                     BINGHAM FINANCIAL SERVICES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following tables set forth changes in options outstanding:

                                                                  YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------
                                                                2001                    2000
                                                        ---------------------   --------------------
                                                                    WEIGHTED               WEIGHTED
                                                         AMOUNT    AVG. PRICE   AMOUNT    AVG. PRICE
                                                         ------    ----------   ------    ----------
Shares under option:
  Outstanding at beginning of year....................   181,350     $9.34      191,068     $10.14
  Granted.............................................        --        --       35,000       7.00
  Forfeited/canceled..................................  (181,350)     9.34      (44,718)     11.04
  Exercised...........................................        --        --           --         --
                                                        --------     -----      -------     ------
  Outstanding at end of year..........................        --     $  --      181,350     $ 9.34
                                                        ========     =====      =======     ======
  Exercisable at end of year..........................        --        --       90,359     $10.03
                                                        ========     =====      =======     ======

                                                          THREE MONTHS ENDED         YEAR ENDED
                                                             DECEMBER 31,          SEPTEMBER 30,
                                                         --------------------   --------------------
                                                                 1999                   1999
                                                         --------------------   --------------------
                                                                    WEIGHTED               WEIGHTED
                                                         AMOUNT    AVG. PRICE   AMOUNT    AVG. PRICE
                                                         ------    ----------   ------    ----------
Shares under option:
  Outstanding at beginning of year.....................  137,818     $11.15     109,900     $10.65
  Granted..............................................   53,250       7.54      29,250      13.19
  Forfeited/canceled...................................       --         --      (1,832)     12.25
  Exercised............................................       --         --          --         --
                                                         -------     ------     -------     ------
  Outstanding at end of year...........................  191,068     $10.14     187,818     $10.14
                                                         =======     ======     =======     ======
  Exercisable at end of year...........................   98,309     $10.36      65,917     $10.36
                                                         =======     ======     =======     ======

     The following table sets forth details of options outstanding at December 31, 2000.

                                    DECEMBER 31, 2000
------------------------------------------------------------------------------------------
            OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
--------------------------------------------   -------------------------------------------
                                WEIGHTED                                      WEIGHTED
                                AVERAGE                                       AVERAGE
   RANGE OF                    REMAINING          RANGE OF                   REMAINING
EXERCISE PRICES   NUMBER    CONTRACTUAL LIFE   EXERCISE PRICES   NUMBER   CONTRACTUAL LIFE
---------------   ------    ----------------   ---------------   ------   ----------------
 $        7.00     35,000      9.35 Years       $          --       --               --
          7.25     40,000      8.97 Years                7.25    13,333      8.97 Years
          7.75      8,250      8.96 Years                7.75    2,749       8.96 Years
          9.75      1,500      8.67 Years                9.75      500       8.67 Years
         10.00     60,500      6.94 Years               10.00    58,833      6.89 Years
         11.00      3,250      8.61 Years               11.00    1,083       8.61 Years
         12.50      1,250      7.81 Years               12.50    1,250       7.81 Years
         13.00     18,750      7.09 Years               13.00    8,331       6.99 Years
         13.50      7,100      8.48 Years               13.50    2,364       8.48 Years
         14.50      5,750      8.28 Years               14.50    1,916       8.28 Years
 -------------    -------      ----------       -------------    ------      ----------
 $7.00 - 14.50    181,350      8.69 Years       $7.25 - 14.50    90,359      7.38 Years
 =============    =======      ==========       =============    ======      ==========

     There were no options outstanding at December 31, 2001.

                     BINGHAM FINANCIAL SERVICES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

L. FEDERAL INCOME TAXES

     Federal income tax expense consisted of the following:

                                                        YEAR ENDED      THREE MONTHS
                                                       DECEMBER 31,        ENDED        YEAR ENDED
                                                       ------------     DECEMBER 31,   SEPTEMBER 30,
                                                      2001     2000         1999           1999
                                                      ----     ----     ------------   -------------
                                                                     (IN THOUSANDS)
Current tax provision..............................  $   --   $    --       $ (8)          $(473)
Deferred tax provision (benefit)...................   1,245    (8,374)       (84)            914
                                                     ------   -------       ----           -----
  Federal income tax expense (benefit).............  $1,245   $(8,374)      $(92)          $ 441
                                                     ======   =======       ====           =====

     A reconciliation of the statutory federal income tax rate to the effective income tax rate follows:

                                                       YEAR ENDED      THREE MONTHS
                                                      DECEMBER 31,        ENDED        YEAR ENDED
                                                    ----------------   DECEMBER 31,   SEPTEMBER 30,
                                                    2001       2000        1999           1999
                                                    ----       ----    ------------   -------------
Statutory tax rate................................  34.00%     34.00%     34.00%          34.00%
Effect of:
  Nondeductible expenses..........................     --         --         --            2.22
  Other...........................................  (1.96)        --         --              --
  Change in valuation allowance...................  (38.9)        --         --              --
                                                    -----      -----      -----           -----
Effective tax rate................................  (6.86)%    34.00%     34.00%          36.22%
                                                    =====      =====      =====           =====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's net deferred tax asset has increased to $14.8 million at December 31, 2001, compared to $8.4 million at December 31, 2000. The Company recognized a valuation allowance on its net deferred tax asset at December 31, 2001, taking into consideration changes in economic conditions, the recapitalization and restructuring that occurred in December 2001, projections of future taxable income and available tax planning strategies. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                         YEAR ENDED           THREE
                                                        DECEMBER 31,       MONTHS ENDED     YEAR ENDED
                                                     ------------------    DECEMBER 31,    SEPTEMBER 30,
                                                      2001       2000          1999            1999
                                                      ----       ----      ------------    -------------
                                                                       (IN THOUSANDS)
Deferred Tax Assets:
  Option amortization............................    $   121    $    91       $   62           $ 55
  Reserve for loan losses........................      1,278      1,081          285            230
  Recourse liability.............................      3,620      3,294          128             --
  Net operating loss carryforward................     12,782      7,210           --             --
  Other items, net...............................      1,124      1,170          591            273
                                                     -------    -------       ------           ----
     Total deferred tax assets...................     18,925     12,846        1,066            558
  Less: valuation allowance......................     (7,665)        --           --             --
Deferred Tax Liabilities:
  Net deferral required by SFAS 91...............        584        403          281            169
  Deferred closing costs.........................         79         59          167            148
  Restructuring charges..........................        915        844           --             --

                     BINGHAM FINANCIAL SERVICES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                         YEAR ENDED           THREE
                                                        DECEMBER 31,       MONTHS ENDED     YEAR ENDED
                                                     ------------------    DECEMBER 31,    SEPTEMBER 30,
                                                      2001       2000          1999            1999
                                                      ----       ----      ------------    -------------
                                                                       (IN THOUSANDS)
  Loan sale proceeds receivable..................      1,946      2,245           --             --
  Gain on sale of MSR required by SFAS 125.......        736        849          546            253
                                                     -------    -------       ------           ----
     Total deferred tax liabilities..............      4,260      4,400          994            570
                                                     -------    -------       ------           ----
Total net deferred tax assets (liabilities)......    $ 7,000    $ 8,446       $   72           $(12)
                                                     =======    =======       ======           ====

M. STOCKHOLDERS' EQUITY

     The Company consummated an initial public offering of 1,200,000 shares of common stock on November 19, 1997. The initial offering price was $10.00 per share, which provided approximate proceeds to the Company of $11.2 million. On December 16, 1997, an additional 70,000 shares were issued which provided approximate proceeds to the Company of $651,000. Prior to the initial public offering, on October 27, 1997 the Company sold 25,000 shares to Sun Communities, Inc. for gross proceeds of $250,000.

     In April, 1999, the Company issued 800,330 shares of its common stock in private equity raises. The stock issuances resulted in proceeds of approximately $12 million.

     During the years ended December 31, 2001 and 2000, the three months ended December 31, 1999, and the year ended September 30, 1999 the Company awarded 0 restricted shares, 44,138 restricted shares, 11,243 restricted shares and 84,658 restricted shares, respectively, to executive officers and senior management that vest over three years. In the years ended December 31, 2001 and 2000, 96,693 and 10,178 of previously issued restricted shares, respectively, were canceled.

     Upon completion of the Company's recapitalization plan, 17,739 of unvested restricted shares issued to executive officers and senior management became immediately vested. As of December 31, 2001, 140,039 restricted stock awards had been issued; 33,168 have vested and 106,871 have been canceled. The compensation cost for the restricted shares was amortized over the respective vesting periods.

N. DISPOSITION OF ASSETS

     On June 13, 2001, Bingham sold certain of the assets of its commercial mortgage financing and servicing subsidiaries and other related assets to Wells Fargo Bank, National Association and Wells Fargo & Company for cash consideration of approximately $9.6 million. The assets sold consisted of commercial loans receivable with a carrying amount of approximately $3.5 million, mortgage servicing rights with a carrying amount of approximately $2.1 million and furniture and equipment with carrying amounts of approximately $303,000. The pre-tax gain on the sale of assets of approximately $1.4 million is net of the write-off of $1.3 million in goodwill related to the purchase of the commercial mortgage operations and approximately $1.1 million in costs related to the transaction.

     Proceeds from the sale were used to pay down Bingham's existing lines of credit. The sale was completed pursuant to an Agreement dated May 8, 2001, as amended, among Bingham, Bloomfield Acceptance, Bloomfield Servicing, Hartger & Willard, Wells Fargo Bank and Wells Fargo & Company. The terms of the transaction were determined on the basis of arm's length negotiations between the parties.

O. COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS: At December 31, 2001 aggregate minimum rental commitments under noncancelable leases having terms of more than one year were $1.2 million payable (2002), $593,000 (2003), $370,000 (2004) and $58,000
(2005). Total rental expense for the years ended December 31, 2001 and 2000, the three months ended December 31, 1999 and the year ended September 30, 1999 was $1.3 million, $1.2 million,

                     BINGHAM FINANCIAL SERVICES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

$251,000 and $420,000, respectively. These leases are for office facilities and equipment and generally contain either clauses for cost of living increases and/or options to renew or terminate the lease.

     LOAN COMMITMENTS: At December 31, 2001 and 2000, the Company had commitments to originate manufactured home installment contracts approximating $24.2 million and $48.6 million, respectively. Commercial mortgage loan commitments totaled $0 and $90.5 million at December 31, 2001 and 2000, respectively.

P. FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET ACTIVITY

     FINANCIAL INSTRUMENTS: As part of its interest rate risk management strategy, the Company has in the past attempted to hedge the interest rate risk on its loan portfolio by entering into Treasury rate locks and forward interest rate swaps. The Company has classified these transactions as hedges on specific classes of loan receivables. Any gross unrealized gains or losses on these hedge positions were an adjustment to the basis of the mortgage loan portfolio and were used in the lower of cost or market valuation to establish a valuation allowance as shown in Note D. As of December 31, 2001 the Company had no outstanding hedge positions.

     The following table identifies the gross unrealized gains and losses of the hedge positions as of December 31, 2001, December 31, 2000 and December 31, 1999:

                                                                                              THREE MONTHS
                                                             YEAR ENDED DECEMBER 31,             ENDED           YEAR ENDED
                                                         --------------------------------     DECEMBER 31,     SEPTEMBER 30,
                                                              2001              2000              1999              1999
                                                         --------------    --------------    --------------    --------------
                                                             GROSS             GROSS             GROSS             GROSS
                                                           UNREALIZED        UNREALIZED        UNREALIZED        UNREALIZED
     HEDGE TYPE            REFERENCE RATE/TREASURY       GAINS (LOSSES)    GAINS (LOSSES)    GAINS (LOSSES)    GAINS (LOSSES)
     ----------            -----------------------       --------------    --------------    --------------    --------------
                                                                                    (IN THOUSANDS)
Interest Rate Swap...  10 Year Swap                            $--             $(364)             $609             $(146)
Treasury Lock........  U.S. Treasury 4.750% -- 11/08           --                 --                --               126
Treasury Lock........  U.S. Treasury 5.625% -- 5/08            --                 --                --               115
Treasury Lock........  U.S. Treasury 5.500% -- 5/09            --                 --                --                 6
Treasury Lock........  10 Year Treasury                        --                 --                --                 2

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

                     BINGHAM FINANCIAL SERVICES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table shows the carrying amount and estimated fair values of the Company's financial instruments:

                                                                          DECEMBER 31,
                                                         ----------------------------------------------
                                                                 2001                     2000
                                                         ---------------------    ---------------------
                                                                     ESTIMATED                ESTIMATED
                                                         CARRYING      FAIR       CARRYING      FAIR
                                                          AMOUNT       VALUE       AMOUNT       VALUE
                                                         --------    ---------    --------    ---------
                                                                         (IN THOUSANDS)
Assets
  Cash and equivalents...............................    $    440    $    440     $ 3,521     $  3,521
  Restricted cash....................................       1,739       1,739       1,628        1,628
  Loans receivable...................................     127,412     129,298      98,633      105,416
  Loan sale proceeds receivable......................       5,723       5,723       6,603        6,603
  Other..............................................       9,540       9,540       9,102        9,102
Liabilities
  Accounts payable and accrued expenses..............       5,709       5,709      14,111       14,111
  Recourse liability.................................       8,681       8,681       9,313        9,313
  Interest rate swap.................................          --          --       2,640        2,640
  Advances under repurchase..........................     105,564     105,564      67,256       67,256
  Subordinated debt..................................          --          --       3,664        3,664
  Note payable.......................................      17,435      17,435      42,697       42,697

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

     Fair value of the Company's loan sale proceeds receivable approximates its carrying value. The fair value is based on a discounted cash flow analysis with prepayment assumptions based on historical performance and industry standards.

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

     The fair value of the Company's fixed rate subordinated debt at December 31, 2000 was based on quoted market prices for debt with similar terms and remaining maturities. The fair value of the variable rate debt is based on its carrying amount.

                     BINGHAM FINANCIAL SERVICES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Q. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                            FIRST     SECOND      THIRD      FOURTH
                                                           QUARTER    QUARTER    QUARTER    QUARTER
                                                           -------    -------    -------    -------
                                                           (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
YEAR ENDED DECEMBER 31, 2001:
Interest income........................................    $ 3,384    $   795    $ 2,194    $  3,120
Interest expense.......................................      2,914      1,224      1,717       2,020
Net income (loss)......................................        865       (755)    (2,959)    (16,845)
Diluted income (loss) per share........................        .33      (0.29)     (1.16)      (6.62)
YEAR ENDED DECEMBER 31, 2000:
Interest income........................................    $ 4,118    $ 4,650    $ 3,296    $  2,529
Interest expense.......................................      3,538      4,232      3,267       3,165
Net loss...............................................     (2,897)    (2,506)    (2,859)     (7,993)
Diluted loss per share.................................      (1.12)     (0.95)     (1.08)      (3.03)
YEAR ENDED SEPTEMBER 30, 1999:
Interest income........................................    $ 2,118    $ 2,617    $ 2,521    $  2,221
Interest expense.......................................      1,699      1,841      1,953       1,363
Net income (loss)......................................        764        480        304        (772)
Diluted income (loss) per share........................       0.43       0.26       0.13       (0.30)
THREE MONTHS ENDED DECEMBER 31, 1999:
Interest income........................................    $    --    $    --    $    --    $  4,069
Interest expense.......................................         --         --         --       2,832
Net loss...............................................         --         --         --        (185)
Diluted loss per share.................................         --         --         --       (0.07)

R. SUBSEQUENT EVENTS

     In March 2002, the Company completed a securitization of manufactured home loans with principal balances totaling approximately $135.0 million. These loans will serve as collateral for bonds issued by Origen Manufactured Housing Trust 2002-A. The securitization is expected to qualify as a sale of loans for accounting purposes and the Company expects to recognize a gain on the transaction of approximately $2.5 million. The Company received proceeds of approximately $128.6 million at closing which were used to reduce amounts outstanding under the Company's credit facilities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                    NAME                                               OFFICE
                    ----                                               ------
Ronald A. Klein..............................    Director, President and Chief Executive Officer
Gary A. Shiffman.............................    Chairman of the Board and Secretary
Mark A. Gordon...............................    Director
Brian M. Hermelin............................    Director
Robert H. Orley..............................    Director
Arthur A. Weiss..............................    Director
W. Anderson Geater, Jr.......................    Chief Financial Officer and Treasurer
J. Peter Scherer.............................    Chief Operating Officer

     RONALD A. KLEIN, 44, has been a director and the Chief Executive Officer of Bingham since February 1999. He was named Bingham's President in June 1999. He is a member of Bingham's Nominating Committee. Since 1994, he has been the Managing Director of Equity Growth L.L.C., a private real estate investment company. From 1990 to 1994, Mr. Klein served as Executive Vice President of Alaron Inc., an international distributor of consumer electronics. From 1985 to 1990, Mr. Klein was a member of the Chicago Board Options Exchange. Mr. Klein has also served as the Managing Director of a financial derivatives trading firm and, before 1985, he was in the private practice of law.

     GARY A. SHIFFMAN, 47, has been the Chairman of the Board of Bingham since August 1996. He is a member of Bingham's Nominating Committee. Mr. Shiffman has been the Secretary of Bingham since 1997. Since 1994, Mr. Shiffman has been the Chief Executive Officer and a director of Sun Communities, Inc., a publicly held REIT with its stock traded on the New York Stock Exchange. Since March 2000, Mr. Shiffman has served as Chairman of the Board of Sun. He has been actively involved in the management, acquisition, financing, construction and development of manufactured housing communities for over 15 years. He has overseen the land acquisition, rezoning, development and marketing of numerous manufactured home expansion projects. In addition, Mr. Shiffman has extensive experience in the debt and capital markets and retains significant interests in a diverse portfolio of real estate assets.

     MARK A. GORDON, 56, has been a director of Bingham since February 1999. He is currently a member of Bingham's Audit Committee. Mr. Gordon has been with The Budd Company, an automotive parts manufacturer, since 1976 and currently holds the position of Assistant General Counsel. Previously, he was President of Budd Financial Corporation, a financial services affiliate of The Budd Company. Mr. Gordon is a certified public accountant and an attorney. Before his employment with The Budd Company, Mr. Gordon was a tax specialist with the public accounting firms KPMG Peat Marwick and Coopers & Lybrand.

     BRIAN M. HERMELIN, 36, has been a director of Bingham since October 1997. He is a member of Bingham's Audit Committee and Compensation Committee. Since 1997, Mr. Hermelin has been Chief Operating Officer and a director of USA Jet Airlines Inc., a cargo airline that also operates Active Aero Charter, an air charter broker and logistics provider. From 1992 to 1997, Mr. Hermelin provided acquisition analysis, strategic planning and business development services through various consulting arrangements. Mr. Hermelin is Mr. Orley's brother-in-law.

     ROBERT H. ORLEY, 46, has been a director of Bingham since October 1997. He is a member of Bingham's Audit Committee and Compensation Committee. Mr. Orley is the Executive Vice President of the Oxford Investment Group, Inc., where since 1985, he has supervised the legal, administrative, taxation and financial reporting aspects of Oxford's business portfolio and acquisition searches. Since 1984, Mr. Orley has also been Vice President and a director of Real Estate Interests, Inc., a real estate development and management company affiliated with Oxford. Mr. Orley is Mr. Hermelin's brother-in-law.

     ARTHUR A. WEISS, 53, has been a director of Bingham since February 1998. He is a member of Bingham's Nominating Committee and Compensation Committee. Since 1976, Mr. Weiss has practiced law with, and is currently a stockholder of, the law firm of Jaffe, Raitt, Heuer & Weiss, Professional Corporation, which represents Bingham in various matters. Mr. Weiss is also a director of Sun.

     W. ANDERSON GEATER, JR., 53, has been Bingham's Chief Financial Officer and Treasurer since May 2000. From 1994 through April 2000, Mr. Geater was the Chief Financial Officer and Chief Administrative Officer of UFS Holdings, LLC and Central Park Capital, LLC. UFS Holdings provides a wide range of support services to financial institutions related to mortgage products. Central Park Capital originates commercial real estate mortgage loans. From 1991 to 1993, Mr. Geater was the Chief Operating Officer of First Mortgage Strategies Group, Inc., which provides support services related to mortgage products. From 1990 to 1991, he was the director of financial services for Pannell Kerr Forster, a public accounting firm. From 1975 to 1990, he was Executive Vice President and Chief Financial Officer of Leader Federal Bank for Savings, a national savings bank. Before joining Leader Federal Bank, Mr. Geater was an audit supervisor with the public accounting firm of KPMG Peat Marwick.

     J. PETER SCHERER, 52, has been Bingham's Chief Operating Officer since October 1999. From 1984 through 1998 he served in various capacities at The Taubman Company, a publicly-traded company engaged in the ownership, management, leasing, acquisition, development, and expansion of regional shopping centers. Mr. Scherer was most recently Senior Vice President and chairman of the asset management group at Taubman. From 1976 to 1980 and from 1980 to 1984 Mr. Scherer was an attorney with American Motors Corporation and Volkswagen of America, Inc., respectively.

BOARD OF DIRECTORS AND COMMITTEES

     Our board of directors is divided into three classes, as equal in number as possible. At each annual meeting, the successors to the class of directors whose terms expire at that meeting will be elected to hold office for a term expiring at the annual meeting of shareholders held in the third year following the year of their election.

     Messrs. Klein and Weiss have terms expiring at the annual meeting of shareholders to be held in 2002, Messrs. Shiffman and Orley have terms expiring at the annual meeting of shareholders to be held in 2003, and Messrs. Gordon and Hermelin have terms expiring at the annual meeting of shareholders to be held in 2002.

     The board of directors met eight times during the year ended December 31, 2001 and took various actions by written consent without a meeting. All incumbent directors attended at least 75% of the meetings of the board and of each committee on which they served.

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

     Currently, the Audit Committee is comprised of Messrs. Orley, Hermelin and Gordon. The Audit Committee met four times during the year ended December 31, 2001.

Compensation Committee

     The Compensation Committee:

     - reviews and modifies the compensation (including salaries and bonuses) of our officers as initially set by our President;

     - administers our stock option plan; and

     - performs such other duties as may be delegated to it by the board.

     Currently, the Compensation Committee is comprised of Messrs. Hermelin, Weiss and Orley. During the fiscal year ended December 31, 2001, the Compensation Committee did not hold any formal meetings but took various actions by written consent without a meeting.

Nominating Committee

     The Nominating Committee:

     - nominates persons for election or appointment to the office of director of Bingham; and

     - performs such other duties as may be delegated to it by the board.

     Currently, the Nominating Committee is comprised of Messrs. Shiffman, Weiss and Klein. During the fiscal year ended December 31, 2001, the Nominating Committee did not hold any formal meetings but took various actions by written consent without a meeting. The Nominating Committee will consider nominees recommended by shareholders upon submission in writing to Bingham's Secretary of the names of the nominees, together with their qualifications for service as a director of Bingham.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Bingham is required to identify each person who was an officer, director or beneficial owner of more than 10% of its registered equity securities during Bingham's most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934. Based solely upon its review of copies of such reports received by it during or with respect to the fiscal year ended December 31, 2001, Bingham believes that all officers, directors and beneficial owners of more than 10% of its registered equity securities timely filed all required reports, except that Mr. Shiffman filed one late report on Form 4 regarding one transaction, and Mr. Weiss filed one late report on Form 4 regarding one transaction.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth all compensation paid to our Chief Executive Officer and our four highest paid other executive officers whose remuneration from Bingham exceeded $100,000 during the last three fiscal years (the "Named Executive Officers"). Effective February 4, 2000, Bingham changed its fiscal year end from September 30 to December 31. The information in the following tables is presented for the fiscal year ended September 30, 1999, the three months ended December 31, 1999 (the "Stub Period"), the fiscal year ended December 31, 2000, and the fiscal year ended December 31, 2001.

                           SUMMARY COMPENSATION TABLE

                                                                          LONG-TERM COMPENSATION
                                                                        --------------------------
                                              ANNUAL COMPENSATION       RESTRICTED        SHARES
                                              --------------------        STOCK         UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION    FISCAL YEAR     SALARY      BONUS          AWARDS        OPTIONS(#)      COMPENSATION
---------------------------    -----------     ------      -----        ----------      ----------      ------------
Ronald A. Klein,                 9/30/1999    $105,000    $ 50,000       $145,000(1)       5,000(2)            --
  President and Chief          Stub Period      37,500      50,000             --         30,000(2)            --
  Executive Officer             12/31/2000     250,000     150,000             --             --               --
                                12/31/2001     250,000     150,000             --             --               --
Daniel E. Bober,(3)              9/30/1999     155,625     150,000(4)          --             --          $25,000(5)
  Vice President               Stub Period      65,846          --             --             --           25,000(5)
                                12/31/2000     165,375     105,882             --             --           25,000(5)
                                12/31/2001      79,587     167,647             --             --           10,416(5)
Creighton J. Weber,(6)           9/30/1999     155,625     150,000(7)          --             --           25,000(8)
  Vice President               Stub Period      65,846          --             --             --           25,000(8)
                                12/31/2000     165,375     105,882             --             --           25,000(8)
                                12/31/2001      79,587     257,866             --             --           10,416(8)
W. Anderson Geater, Jr.,         9/30/1999          --          --             --             --               --
  Chief Financial Officer      Stub Period          --          --             --             --               --
                                12/31/2000     106,250      50,000             --         10,000(9)            --
                                12/31/2001     144,375     175,000             --             --               --
J. Peter Scherer,                9/30/1999          --          --             --             --               --
Chief Operating Officer        Stub Period      31,250       1,442        100,000(10)      2,500(11)           --
                                12/31/2000     131,250      55,000             --         10,000(11)           --
                                12/31/2001     160,000     150,000             --             --               --

-------------------------

 (1) On April 14, 1999, Bingham granted Mr. Klein 10,000 shares of restricted stock of which 5% vested on April 14 of each of 2000 and 2001 and 25% vests on April 14 of each of 2002 and 2003 and the balance vests on April 14, 2004. As of December 31, 2001, the value of these restricted shares (as determined in accordance with the rules promulgated by the SEC) was $15,000. If dividends on Bingham's common stock are paid, Mr. Klein has the right to receive any dividends paid on these restricted shares.

 (2) These options were terminated as of December 31, 2001.

 (3) Mr. Bober resigned as a director and executive officer of Bingham as of June 13, 2001.

 (4) Mr. Bober earned this bonus for services rendered to Bingham for the period from March of 1998 through March of 1999. This bonus was paid in 17 equal monthly installments beginning September 1, 1999.

 (5) Represents contribution to an annuity plan of Mr. Bober's choice.

 (6) Mr. Weber resigned as a director and executive officer of Bingham as of June 13, 2001.

 (7) Mr. Weber earned this bonus for services rendered to Bingham for the period from March of 1998 through March of 1999. This bonus was paid in 17 equal monthly installments beginning September 1, 1999.

 (8) Represents contribution to an annuity plan of Mr. Weber's choice.

 (9) These options were terminated as of December 31, 2001.

(10) On October 1, 1999, Bingham granted Mr. Scherer 9,709 shares of restricted stock of which 5% vested on October 1 of each of 2000 and 2001 and 25% vests on October 1 of each of 2002 and 2003 and the balance vests on October 1, 2004. As of December 31, 2000, the value of these restricted shares (as determined in accordance with the rules promulgated by the SEC) was $14,564. If dividends on Bingham's common stock are paid, Mr. Scherer has the right to receive any dividends paid on these restricted shares.

(11) These options were terminated as of December 31, 2001.

STOCK OPTIONS

     All stock options held by Named Executive Officers were terminated as of December 31, 2001.

DIRECTOR COMPENSATION

     Directors who are not employees of Bingham are entitled to an annual retainer fee of $12,000, payable $3,000 per calendar quarter. Each of Mark A. Gordon, Brian M. Hermelin and Robert H. Orley earned directors' fees of $12,000 for services during the fiscal year ended December 31, 2001. Although Arthur A. Weiss earned director's fees of the same amount for services during that period, he declined such fees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Since December 13, 2000, the members of the Compensation Committee of our board of directors have been Messrs. Hermelin, Weiss and Orley. Mr. Weiss' law firm provided services to Bingham in fiscal year ended December 31, 2001. Please see "Certain Relationships and Related Party Transactions".

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

     In August 2001, our board approved amendments to Mr. Klein's employment agreement. Mr. Klein agreed to reduce a change of control payment described in the original employment agreement from $822,250 to $500,000, of which $250,000 will be paid in cash at the closing of the recapitalization and $250,000 will be payable under a promissory note. Interest at an annual rate of 6% on the principal amount of the note will be payable monthly. The entire principal amount of the note will be payable on December 31, 2004, or earlier upon a change of control of Origen LLC. The employment agreement was also amended to extend the term from December 31, 2002 to December 31, 2004 and to provide for a payment of $322,250 if there is a change of control in Origen LLC in the future. In addition, under the amended agreement Mr. Klein will have the option to purchase a 0.5% interest in Origen LLC at an enterprise value of $55 million, a 0.5% interest at an enterprise value of $60 million and a 0.5% interest at an enterprise value of $65 million. These options will be exercisable for cash, at times and on other terms to be established by the parties. Origen LLC will assume the employment agreement (but not Bingham's obligations under the promissory note) upon the closing of the recapitalization. The execution of a written employment agreement incorporating these terms is a condition to the closing of the merger of Origen Inc. and Origen LLC.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Based upon information available to us, the following table shows, as of March 15, 2002, the shareholdings of:

     - each person known to us to be the beneficial owner of more than 5% of our common stock;

     - each of our directors;

     - each Named Executive Officer; and

     - all of our executive officers and directors as a group.

                  NAME AND ADDRESS OF                      AMOUNT AND NATURE OF         PERCENT OF
                   BENEFICIAL OWNER                        BENEFICIAL OWNERSHIP    OUTSTANDING SHARES(1)
                  -------------------                      --------------------    ---------------------
Gary A. Shiffman.......................................          131,516                   5.31%
31700 Middlebelt Road, Suite 145
Farmington Hills, MI 48334
Ronald A. Klein........................................           18,300(2)                   *
260 E. Brown Street, Suite 200
Birmingham, MI 48009
Robert H. Orley........................................           87,500(3)                3.53
2000 North Woodward, Suite 130
Bloomfield Hills, MI 48304
Brian M. Hermelin......................................          132,000(4)                5.33
2064 D Street
Belleville, MI 48111
Arthur A. Weiss........................................          141,920(5)                5.73
One Woodward Avenue, Suite 2400
Detroit, MI 48226
Mark A. Gordon.........................................               --                      *
3155 W. Big Beaver Road
Troy, Michigan 48084
W. Anderson Geater, Jr.................................               --                      *
260 E. Brown Street, Suite 200
Birmingham, MI 48009
J. Peter Scherer.......................................            9,709                      *
260 E. Brown Street, Suite 200
Birmingham, MI 48009
Daniel E. Bober........................................          113,784(6)                4.59
260 E. Brown Street, Suite 200
Birmingham, MI 48009
Creighton J. Weber.....................................          113,584(7)                4.59
260 E. Brown Street, Suite 200
Birmingham, MI 48009
Lois T. Shiffman.......................................          242,714(8)                9.80
5315 Isle Royale Ct.
West Bloomfield, MI 48323
All current executive officers and directors as a group
  (eight persons)(9)...................................          520,945                   21.0

-------------------------

 *  Less than 1% of the outstanding shares.

(1) In accordance with SEC regulations, the percentage calculations are based on 2,476,321 shares of common stock issued and outstanding as of March 15, 2002 plus shares of common stock which may be acquired pursuant to options exercisable within 60 days of March 15, 2002 by each individual or group listed.

(2) Includes 1,000 shares of common stock held by a trust for the benefit of Mr. Klein's wife.

(3) Includes 60,000 shares held by the Four O Group, L.L.C., a Michigan limited liability company, which are attributable to Mr. Orley because he is the manager of the limited liability company. Includes 7,500 shares held by Mr. Orley's wife which are attributable to him.

(4) Includes 70,000 shares of common stock held by Kamar J. Fabri, a Michigan limited partnership, and 18,000 shares of common stock held by Lamm Investments, a Michigan limited partnership, which are attributable to Mr. Hermelin because he is the President of Gamm, Inc. a Michigan corporation and the general partner of the partnerships.

(5) Includes 49,420 shares of common stock held by the Lois T. Shiffman Qualified Annuity Trust u/t/a dated March 20, 2000, of which Mr. Weiss is the sole trustee; 22,500 shares of common stock held by the 1997 Shiffman Charitable Remainder Trust, of which Mr. Weiss is the co-trustee; and 67,000 shares of common stock owned by the Estate of Milton M. Shiffman, of which Mr. Weiss is the co-personal representative. Mr. Weiss disclaims beneficial ownership of all such shares.

(6) Includes 200 shares of common stock held by two trusts for the benefit of Mr. Bober's children, as to which beneficial ownership is disclaimed. Mr. Bober resigned as a director and executive officer of Bingham as of June 13, 2001.

(7) Mr. Weber resigned as a director and executive officer of Bingham as of June 13, 2001.

(8) Includes 22,500 shares of common stock held by the 1997 Shiffman Charitable Remainder Trust, of which Mrs. Shiffman is the co-trustee, and 67,000 shares of common stock held by the Estate of Milton M. Shiffman, of which Mrs. Shiffman is a co-personal representative.

(9) Includes 138,920 shares of common stock owned by executive officers and directors with respect to which beneficial ownership is disclaimed. Does not include holdings of Mr. Bober or Mr. Weber, each of whom resigned as a director and executive officer of Bingham as of June 13, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

RECAPITALIZATION

     Gary A. Shiffman, Bingham's Chairman of the Board and Secretary, and Arthur
A. Weiss, a director of Bingham, are affiliated with other members of Origen LLC that received interests in Origen LLC in connection with the recapitalization of our operating subsidiaries. Mr. Shiffman is also a manager of Origen LLC. See "Business -- Recapitalization" for a more detailed description of the recapitalization.

     Shiffman Family LLC purchased approximately an 8.4% equity interest in Origen LLC for approximately $4.2 million. Shiffman Family LLC is owned and controlled by Mr. Shiffman and members of his immediate family.

     SUI TRS, Inc. purchased approximately a 30% equity interest in Origen LLC for approximately $15 million. SUI TRS is wholly-owned by Sun Home Services, Inc. Sun Communities Operating Limited Partnership owns all of the non-voting preferred stock of Sun Home Services, which entitles Sun Communities Operating Limited Partnership to 95% of the cash flow from the operating activities of Sun Home Services (including the operating activities of SUI TRS) and effectively an approximate 30% interest in Origen LLC. Sun Communities, Inc., of which Mr. Shiffman is a director and officer and Mr. Weiss is a director, is the general partner of Sun Communities Operating Limited Partnership. Mr. Shiffman and the Estate of Milton M. Shiffman, his father, own all of the voting common stock of Sun Home Services, which entitles them to 5% of the cash flow from the operating activities of Sun Home Services (including the operating activities of SUI TRS) and effectively an approximate 1.6% interest in Origen LLC. Mr. Weiss is a personal representative of the Estate of Milton M. Shiffman.

     SUI TRS, Shiffman Family LLC and Woodward Holding will have the option to buy Bingham's ownership interest in Origen LLC between 36 and 60 months from December 18, 2001. The purchase price of Bingham's interest would be its fair market value as determined by an appraiser selected by Origen LLC's managers. Bingham controls only two of the five votes of the managers and at least two of the remaining three votes will be controlled by the parties who hold the option. While the appraiser must be an independent investment banking firm, the purchasers of Bingham's interest would have greater influence in selecting the appraiser than Bingham would.

LINE OF CREDIT WITH SUN COMMUNITIES OPERATING LIMITED PARTNERSHIP AND WOODWARD HOLDING

     Through December 18, 2001, Sun Communities Operating Limited Partnership provided financing to us through three separate facilities: a $4.0 million subordinated term loan, bearing interest at the rate of 9.75% per annum; a $10.0 million subordinated demand line of credit, bearing interest at a rate of LIBOR plus a spread; and a $50.0 million subordinated demand line of credit, bearing interest at a rate of LIBOR plus a spread. The funds from the capital contributions to Origen LLC received in connection with the recapitalization were used to repay a substantial portion of this debt.

     The remaining balance of this debt (approximately $11.4 million) was restructured into a $21.25 million line of credit extended by Sun Communities Operating Limited Partnership to Origen Inc. and Origen LLC, as co-borrowers. The line of credit will terminate on December 18, 2002 and the outstanding balance bears interest at a rate of LIBOR plus 700 basis points, with a minimum interest rate of 11% and a maximum interest rate of 15%. The line of credit is secured by a security interest in substantially all of each borrower's assets. Sun Communities Operating Limited Partnership and Woodward Holding, a member of Origen LLC, have entered into a participation agreement under which Sun Communities Operating Limited Partnership will loan up to approximately 59% of the borrowing limit (or $12.5 million) and Woodward Holding will loan up to approximately 41% of the borrowing limit (or $8.75 million) under the line of credit. Sun Communities Operating Limited Partnership and Woodward Holding jointly administer the line of credit. Bingham has guaranteed the obligations of the borrowers under the line of credit and has granted the lenders a security interest in substantially all of its assets as security for the guaranty.

PROFESSIONAL FEES

     During the fiscal year ended December 31, 2001, the law firm of Jaffe, Raitt, Heuer & Weiss, Professional Corporation, acted as our general counsel and represented us in various matters. Mr. Weiss is a shareholder of Jaffe, Raitt, Heuer & Weiss.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: April 1, 2002
                                          BINGHAM FINANCIAL SERVICES
                                          CORPORATION

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

                NAME                                        TITLE                        DATE
                ----                                        -----                        ----
/s/ GARY A. SHIFFMAN                        Chairman of the Board of Directors,      April 1, 2002
-------------------------------------       Secretary
Gary A. Shiffman

/s/ RONALD A. KLEIN                         President, Chief Executive Officer       April 1, 2002
-------------------------------------       and Director
Ronald A. Klein

/s/ ROBERT H. ORLEY                         Director                                 April 1, 2002
-------------------------------------
Robert H. Orley

/s/ BRIAN M. HERMELIN                       Director                                 April 1, 2002
-------------------------------------
Brian M. Hermelin

/s/ ARTHUR A. WEISS                         Director                                 April 1, 2002
-------------------------------------
Arthur A. Weiss

/s/ MARK A. GORDON                          Director                                 April 1, 2002
-------------------------------------
Mark A. Gordon

                                 EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
  2.1      Agreement and Plan of Merger dated as of February 17, 1998 by and among Bingham Financial Services Corporation, BAC
           Acquiring Corp., BSC Acquiring Corp., Bloomfield Acceptance
           Company, L.L.C., and Bloomfield Acceptance Company, L.L.C.
           (Incorporated by reference to Exhibit 2.1 to Bingham's
           Current Report on Form 8-K dated March 5, 1998)
  2.2      Purchase Agreement dated as of November 27, 1999 by and
           among DFI Acquiring Corp., Dynex Capital, Inc., Dynex
           Holding, Inc. (Incorporated by reference to Exhibit 2.1 to
           Bingham's Report on Form 8-K filed December 30, 1999)
  2.3      Reorganization Agreement dated as of June 30, 1999, by and among Bingham Financial Services Corporation, DMR Financial
           Services, Inc., Hartger & Willard Mortgage Associates, Inc.
           and Detroit Mortgage and Realty Company (Incorporated by
           reference to Exhibit 2.1 to Bingham's Current Report on Form
           8-K dated July 14, 1999)
  2.4      Agreement dated May 8, 2001 among Bingham Financial Services
           Corporation, Bloomfield Acceptance Company, L.L.C.,
           Bloomfield Servicing Company, L.L.C., Hartger & Willard
           Mortgage Associates, Inc., Wells Fargo Bank, National
           Association, and Wells Fargo & Company. (Incorporated by
           reference to Exhibit 2.1 to Bingham's Current Report on Form
           8-K filed May 25, 2001.)
  2.5      Amendment No. 1 to Agreement dated June 13, 2001 among
           Bingham Financial Services Corporation, Bloomfield
           Acceptance Company, L.L.C., Bloomfield Servicing Company,
           L.L.C., Hartger & Willard Mortgage Associates, Inc., Wells
           Fargo Bank, National Association, and Wells Fargo & Company.
           (Incorporated by reference to Exhibit 2.2 to Bingham's
           Current Report on Form 8-K filed June 26, 2001)
  2.6      Stock Purchase Agreement dated as of March 17, 2000 between
           Bingham and Gwenuc, LLC (Incorporated by reference to
           Exhibit 2.2 to Bingham's Report on Form 8-K filed March 23,
           2000)
  2.7      Merger Agreement dated December 17, 2001 among Bingham
           Financial Services Corporation, Origen Financial, Inc.,
           Origen Manufactured Home Financial, Inc., Dynex Insurance
           Agency, Inc., Origen Financial L.L.C., Origen Manufactured
           Home Financial, L.L.C. and Origen Insurance Agency, L.L.C.
           (filed herewith)
  3.1      Amended and Restated Articles of Incorporation of Bingham
           Financial Services Corporation (Incorporated by reference to
           Exhibit 3.1 to Bingham's Registration Statement on Form S-1;
           File No. 333-34453)
  3.2      Amended and Restated Bylaws of Bingham Financial Services
           Corporation (Incorporated by reference to Exhibit 3.3 to
           Bingham's Registration Statement on Form S-1; File No.
           333-34453)
  4.1      Shareholders Agreement dated March 5, 1998 (Incorporated by reference to Exhibit 2.7 to Bingham's Current Report on Form
           8-K dated March 13, 1998)
  4.2      Amendment to Merger Agreement, Shareholders Agreement and
           Employment Agreements, dated February 21, 1999 (Incorporated by reference to Exhibit 4.2 to Bingham's Annual Report on
           Form 10-K dated December 29, 1999)
  4.3      Form of Registration Rights Agreement dated April 27, 1999 with respect to an aggregate of 800,330 shares (Incorporated by reference to Exhibit 4.1 to Bingham's Quarterly Report on
           Form 10-Q dated August 14, 2000)
  4.4      Bingham Financial Services Corporation Third Amended and
           Restated 1997 Stock Option Plan (Incorporated by reference to Exhibit 4.1 to Bingham's Quarterly Report on Form 10-Q
           dated August 14, 2001)
 10.1      Participants Support Agreement between Bingham and Sun
           Communities, Inc. (assigned to Sun Communities Operating
           Limited Partnership as of December 31, 1997) entered into on
           September 30, 1997, but effective as of July 1, 1997
           (Incorporated by reference to Exhibit 10.1 to Bingham's
           Registration Statement on Form S-1; File No. 333-34453)

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
 10.2      Amendment to Participants Support Agreement between Bingham
           Financial Services Corporation and Sun Communities Operating
           Limited Partnership, dated as of April 1, 1999 (Incorporated by reference to Exhibit 10.2 to Bingham's Annual Report on
           Form 10-K dated December 29, 1999)
 10.3      Administration Agreement between Bingham Financial Services
           Corporation and Sun Communities, Inc., dated July 1, 1997
           (Incorporated by reference to Exhibit 10.3 to Bingham's
           Registration Statement on Form S-1; File No. 333-34453)
 10.4      Form of Indemnification Agreement between Bingham and its
           directors (Incorporated by reference to Exhibit 10.4 to
           Bingham's Registration Statement on Form S-1; File No.
           333-34453)
 10.5      Security Agreement dated December 13, 1999 between Bingham and Sun Communities Operating Limited Partnership
           (Incorporated by reference to Exhibit 10.3 to Bingham's
           Quarterly Report on Form 10-Q dated August 14, 2000)
 10.6      Amended and Restated Security Agreement dated as of December
           13, 1999 between Sun Communities Operating Limited
           Partnership and Bingham (Incorporated by reference to
           Exhibit 10.14 to Sun Communities, Inc.'s Registration
           Statement on Form S-3 dated January 31, 2001; File No.
           333-54718)
 10.7      Amendment to Amended and Restated Security Agreement dated as of October 20, 2000 between Sun Communities Operating
           Limited Partnership and Bingham (Incorporated by reference to Exhibit 10.20 to Sun Communities, Inc.'s Registration
           Statement on Form S-3 dated January 31, 2001; File No.
           333-54718)
 10.8      Supplemental Agreement Regarding Assignment of Notes, Loan
           Agreements and Security Agreements as Collateral Security
           between Sun Communities Operating Limited Partnership and
           Bingham effective as of December 13, 1999 and December 17,
           1999 (Incorporated by reference to Exhibit 10.16 to Sun
           Communities, Inc.'s Registration Statement on Form S-3 dated
           January 31, 2001; File No. 333-54718)
 10.9      Supplemental Agreement Regarding Assignment of Note, Loan
           Agreement and Security Agreement as Collateral Security
           between Sun Communities Operating Limited Partnership and
           Bingham effective as of December 13, 1999 (Incorporated by reference to Exhibit 10.22 to Bingham's Annual Report on
           Form 10-K for the year ended December 31, 2000)
 10.10     Supplemental Agreement Regarding Assignment of Note, Loan
           Agreement and Security Agreement as Collateral Security
           between Sun Communities Operating Limited Partnership and
           Bingham effective as of December 13, 1999 (Incorporated by reference to Exhibit 10.23 to Bingham's Annual Report on
           Form 10-K for the year ended December 31, 2000)
 10.11     Supplemental Agreement Regarding Assignment of Note and
           Security Agreement as Collateral Security between Sun
           Communities Operating Limited Partnership and Bingham
           effective as of March 16, 2000 (Incorporated by reference to
           Exhibit 10.18 to Sun Communities, Inc.'s Registration
           Statement on Form S-3 dated January 31, 2001; File No.
           333-54718)
 10.12     Employment Agreement dated January 1, 2000 between Bingham and Ronald A. Klein (Incorporated by reference to Exhibit
           10.5 to Bingham's Quarterly Report on Form 10-Q dated August
           14, 2000)
 10.13     Credit Agreement dated March 31, 2000 among Bingham, Dynex
           Financial, Inc., and Michigan National Bank (Incorporated by
           reference to Exhibit 10.8 to Bingham's Quarterly Report on
           Form 10-Q dated August 14, 2000)
 10.14     Secured Promissory Note dated March 31, 2000 executed by
           Bingham and Dynex Financial, Inc. in favor of Michigan
           National Bank (Incorporated by reference to Exhibit 10.9 to
           Bingham's Quarterly Report on Form 10-Q dated August 14,
           2000)
 10.15     Security Agreement dated March 31, 2000 between Michigan
           National Bank and Dynex Financial, Inc. (Incorporated by
           reference to Exhibit 10.10 to Bingham's Quarterly Report on
           Form 10-Q dated August 14, 2000)
 10.16     Security Agreement dated March 31, 2000 between Michigan
           National Bank and Bingham (Incorporated by reference to
           Exhibit 10.11 to Bingham's Quarterly Report on Form 10-Q
           dated August 14, 2000)

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
 10.17     Membership Pledge Agreement dated December 13, 1999 between
           Sun Communities Operating Limited Partnership and Bingham
           (Incorporated by reference to Exhibit 10.13 to Sun
           Communities, Inc.'s Registration Statement on Form S-3 dated
           January 31, 2001; File No. 333-54718)
 10.18     Stock Pledge Agreement dated December 13, 1999 between Sun
           Communities Operating Limited Partnership and Bingham
           (Incorporated by reference to Exhibit 10.15 to Sun
           Communities, Inc.'s Registration Statement on Form S-3 dated
           January 31, 2001; File No. 333-54718)
 10.19     Stock Pledge Agreement dated October 20, 2000 between Sun
           Communities Operating Limited Partnership and Bingham
           (Incorporated by reference to Exhibit 10.19 to Sun
           Communities, Inc.'s Registration Statement on Form S-3 dated
           January 31, 2001; File No. 333-54718)
 10.20     Pooling and Servicing Agreement dated as of February 1, 2001 among Lehman ABS Corporation, Origen Financial, Inc.,
           Vanderbilt Mortgage and Finance, Inc. and LaSalle Bank
           National Association (Incorporated by reference to Exhibit
           4.1 to Lehman ABS Corporation's Current Report on Form 8-K
           filed April 12, 2001)
 10.21     Manufactured Housing Contract Purchase Agreement dated as of
           February 1, 2001 among Lehman ABS Corporation, Origen
           Financial, Inc., and Bingham Financial Services Corporation
           (Incorporated by reference to Exhibit 10.1 to Lehman ABS
           Corporation's Current Report on Form 8-K filed April 12,
           2001)
 10.22     Investment Agreement dated July 20, 2001 among Bingham,
           Woodward Holding, LLC, SUI TRS, Inc. and Shiffman Family LLC
           (Incorporated by reference to Exhibit 10.59 to Sun
           Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001)
 10.23     Amendment to Investment Agreement dated August 13, 2001
           among Bingham, Woodward Holding, LLC, SUI TRS, Inc. and
           Shiffman Family LLC (Incorporated by reference to Exhibit
           10.59 to Sun Communities, Inc.'s Annual Report on Form 10-K
           for the year ended December 31, 2001)
 10.24     Limited Liability Company Agreement of Origen Financial
           L.L.C. dated December 18, 2001 among Bingham, Woodward
           Holding, LLC, SUI TRS, Inc., and Shiffman Family LLC
           (Incorporated by reference to Exhibit 10.60 to Sun
           Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001)
 10.25     Amended and Restated Subordinated Loan Agreement dated
           February 1, 2002 among Origen Financial, Inc., Origen
           Financial, L.L.C. and Sun Communities Operating Limited
           Partnership (Incorporated by reference to Exhibit 10.51 to
           Sun Communities, Inc.'s Annual Report on Form 10-K for the
           year ended December 31, 2001)
 10.26     First Amendment to Amended and Restated Subordinated Loan
           Agreement dated March 22, 2002 among Origen Financial, Inc.,
           Origen Financial, L.L.C. and Sun Communities Operating
           Limited Partnership (Incorporated by reference to Exhibit
           10.51 to Sun Communities, Inc.'s Annual Report on Form 10-K
           for the year ended December 31, 2001)
 10.27     Third Amended and Restated Promissory Note dated March 22,
           2002 executed by Origen Financial, Inc. and Origen
           Financial, L.L.C. in favor of Sun Communities Operating
           Limited Partnership (Incorporated by reference to Exhibit
           10.52 to Sun Communities, Inc.'s Annual Report on Form 10-K
           for the year ended December 31, 2001)
 10.28     Amended and Restated Security Agreement dated February 1,
           2002 between Origen Financial, Inc. and Sun Communities
           Operating Limited Partnership (Incorporated by reference to
           Exhibit 10.53 to Sun Communities, Inc.'s Annual Report on
           Form 10-K for the year ended December 31, 2001)
 10.29     Amended and Restated Stock Pledge Agreement dated February
           1, 2002 between Origen Financial, Inc. and Sun Communities
           Operating Limited Partnership (Incorporated by reference to
           Exhibit 10.54 to Sun Communities, Inc.'s Annual Report on
           Form 10-K for the year ended December 31, 2001)

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
 10.30     Amended and Restated Limited Liability Company Interest
           Security and Pledge Agreement dated February 1, 2002 between
           Origen Financial, Inc. and Sun Communities Operating Limited
           Partnership (Incorporated by reference to Exhibit 10.55 to
           Sun Communities, Inc.'s Annual Report on Form 10-K for the
           year ended December 31, 2001)
 10.31     Security Agreement dated February 1, 2002 between Origen
           Financial, L.L.C. and Sun Communities Operating Limited
           Partnership (Incorporated by reference to Exhibit 10.56 to
           Sun Communities, Inc.'s Annual Report on Form 10-K for the
           year ended December 31, 2001)
 10.32     Limited Liability Company Interest Security and Pledge
           Agreement dated February 1, 2002 between Origen Financial,
           L.L.C. and Sun Communities Operating Limited Partnership
           (Incorporated by reference to Exhibit 10.57 to Sun
           Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001)
 10.33     Amended and Restated Guaranty made February 1, 2002 by
           Bingham in favor of Sun Communities Operating Limited
           Partnership (Incorporated by reference to Exhibit 10.58 to
           Sun Communities, Inc.'s Annual Report on Form 10-K for the
           year ended December 31, 2001)
 10.34     Participation Agreement dated February 28, 2002 between Sun
           Communities Operating Limited Partnership and Woodward
           Holding, LLC (Incorporated by reference to Exhibit 10.61 to
           Sun Communities, Inc.'s Annual Report on Form 10-K for the
           year ended December 31, 2001)
 10.35     Master Repurchase Agreement dated December 18, 2001 between
           Credit Suisse First Boston Mortgage Capital LLC and Origen
           Special Purpose, L.L.C. (filed herewith)
 10.36     Annex I to Master Repurchase Agreement dated December 18,
           2001 between Credit Suisse First Boston Mortgage Capital LLC and Origen Special Purpose, L.L.C. (filed herewith)
 10.37     Guaranty dated December 18, 2001 made by Bingham Financial
           Services Corporation in favor of Credit Suisse First Boston
           Mortgage Capital LLC (filed herewith)
 21        List of Subsidiaries (filed herewith)
 24        Power of Attorney (contained on the signature page to this
           Annual Report on Form 10-K)