Form 10-K/A
period 2001-12-31
BINGHAM FINANCIAL SERVICES CORP
filed 2002-05-08
CIK 1044862

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                AMENDMENT NO. 1
                                       TO

                                   FORM 10-K
                               ------------------

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

     As of March 15, 2002, there were 2,476,321 shares of the Registrant's common stock issued and outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Explanatory note: This Form 10-K/A is being filed to correct the Company's Consolidated Balance Sheet to reflect the following: recourse liability in the amount of $7.9 million; allowance for loan loss, a component of loans receivable, in the amount of $1.8 million; total assets in the amount of $167.1 million; and total liabilities in the amount of $136.6 million. The Summary Compensation Table in Item 11, which is restated in its entirety, has also been corrected.

ITEM 6. SELECTED FINANCIAL DATA

                                      YEAR ENDED        THREE MONTHS       YEAR ENDED          PERIOD
                                     DECEMBER 31,          ENDED         SEPTEMBER 30,      JANUARY 2 TO
                                  -------------------   DECEMBER 31,   ------------------   SEPTEMBER 30,
                                    2001       2000         1999         1999      1998         1997
                                    ----       ----     ------------     ----      ----     -------------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
  Revenue.......................  $ 29,673   $ 25,486     $  7,066     $ 16,277   $ 6,141     $    280
  Income (loss) before income
     taxes......................   (18,449)   (24,629)         576        1,217      (793)        (110)
  Income (loss) before
     cumulative effect of change
     in accounting principle....   (19,694)   (16,255)         378          776      (574)        (110)
  Net income (loss).............   (19,694)   (16,255)        (185)         776      (574)        (110)
  Income (loss) per common
     share, diluted.............     (7.63)     (6.19)       (0.07)        0.36     (0.46)          --
Balance Sheet Data:
  Total assets..................  $167,092   $147,881     $162,873     $128,473   $94,859     $  9,652
  Total debt....................   122,999    113,617      124,802      101,070    78,230        9,747
  Stockholders' equity
     (deficit)..................    (9,242)    10,840       26,139       26,068    13,457         (110)
Selected Ratios:
  Return on average assets......    (15.68)%    (9.32)%      (0.12)%      0.85%     (1.23)%      (2.28)%
  Return on average equity......   (165.30)%    (80.9)%      (0.71)%      5.36%     (4.13)%    (100.00)%
  Average equity to average
     assets.....................      4.22%     11.52%       17.33%      15.87%     29.77%       (1.14)%

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

                                                                     MATURITY
                                         ----------------------------------------------------------------
                                         0 TO 3        4 TO 12        1 TO 5        OVER 5
                                         MONTHS        MONTHS         YEARS         YEARS         TOTAL
                                         ------        -------        ------        ------        -----
                                                                  (IN THOUSANDS)
               ASSETS
Cash and equivalents.................    $   440      $      --      $     --      $     --      $    440
Restricted cash......................      1,739             --            --            --         1,739
Loans receivable.....................        301            847         7,957       117,486       126,591
Servicing rights.....................        282            652         5,329           592         6,855
Servicing advances...................      7,952          1,988            --            --         9,940
Furniture, fixtures and equipment,
  net................................        198            594         1,009            --         1,801
Deferred federal income taxes........         --          1,181         5,819            --         7,000
Loan sale proceeds receivable........        372            973         2,747         1,631         5,723
Other assets.........................      3,350            494         2,029         1,130         7,003
                                         -------      ---------      --------      --------      --------
  Total assets.......................    $14,634      $   6,729      $ 24,890      $120,839      $167,092
                                         =======      =========      ========      ========      ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued
  expenses...........................    $ 3,279      $   2,342      $     88      $     --      $  5,709
Recourse liability...................        868          3,038         3,520           434         7,860
Advances under repurchase
  agreements.........................         --        105,564            --            --       105,564
Notes payable........................     17,435             --            --            --        17,435
                                         -------      ---------      --------      --------      --------
  Total liabilities..................     21,582        110,944         3,608           434       136,568
Non-controlling members' interests in
  subsidiary.........................         --             --            --        39,766        39,766
Common stock, no par value,
  10,000,000 shares authorized;
  2,542,988 shares issued and
  Outstanding........................         --             --            --        26,478        26,478
Paid-in capital......................         --             --            --           322           322
Accumulated deficit..................         --             --            --       (36,042)      (36,042)
                                         -------      ---------      --------      --------      --------
  Total stockholders' equity
     (deficiency)....................         --             --                      (9,242)       (9,242)
                                         -------      ---------      --------      --------      --------
  Total liabilities and stockholders'
     equity (deficiency).............    $21,582      $ 110,944      $  3,608      $ 30,958      $167,092
                                         =======      =========      ========      ========      ========

Reprice difference...................    $(6,948)     $(104,215)     $ 21,282      $ 89,881
Cumulative gap.......................    $(6,948)     $(111,163)     $(89,881)           --
Percent of total assets..............      (8.98)%      (143.61)%     (116.11)%

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

                                                              CONTRACTUAL MATURITY
                                  ----------------------------------------------------------------------------
                                                                                                      TOTAL
                                    2002       2003      2004      2005      2006     THEREAFTER    FAIR VALUE
                                    ----       ----      ----      ----      ----     ----------    ----------
                                                             (DOLLARS IN THOUSANDS)
Interest sensitive assets:
  Loans receivable............    $  1,148    $1,373    $1,500    $1,719    $1,835     $120,902      $128,477
  Average interest rate.......       10.85%    10.85%    10.85%    10.85%    10.85%       10.85%        10.85%
  Interest bearing deposits...       1,902        --        --        --        --           --         1,902
  Average interest rates......        5.73%       --        --        --        --           --          5.73%
                                  --------    ------    ------    ------    ------     --------      --------
       Total interest
          sensitive assets....    $  3,050    $1,373    $1,500    $1,719    $1,835     $120,902      $130,379
                                  ========    ======    ======    ======    ======     ========      ========
Interest sensitive
  liabilities:
  Borrowings:
     Advances under repurchase
       agreements.............    $105,564    $   --    $   --    $   --    $   --     $     --      $105,564
     Average interest rate....        3.63%       --        --        --        --           --          3.63%
     Note payable.............      17,435        --        --        --        --           --        17,435
     Average interest rate....        8.45%       --        --        --        --           --          8.45%
                                  --------    ------    ------    ------    ------     --------      --------
       Total interest
          sensitive
          liabilities.........    $122,999    $   --    $   --    $   --    $   --     $     --      $122,999
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

                     BINGHAM FINANCIAL SERVICES CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Independent Auditor's Report................................      6
Financial Statements:
  Consolidated Balance Sheets -- December 31, 2001, and
     December 31, 2000......................................      7
  Consolidated Statements of Operations for the years and
     period ended December 31, 2001, 2000 and 1999, and the
     year ended September 30, 1999..........................      8
  Consolidated Statement of Changes in Stockholders' Equity
     (Deficit) for the years and period ended December 31,
     2001, 2000 and 1999 and the year ended September 30,
     1999...................................................      9
  Consolidated Statement of Cashflows for the years and
     period ended December 31, 2001, 2000 and 1999 and the
     year ended September 30, 1999..........................     10
  Notes to Consolidated Financial Statements................     11

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

                                          /s/ PLANTE & MORAN, LLP

March 28, 2002
Auburn Hills, MI

                     BINGHAM FINANCIAL SERVICES CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT FOR SHARES)

                                                                    DECEMBER 31,
                                                                    ------------
                                                                  2001        2000
                                                                  ----        ----
                           ASSETS
Cash and equivalents........................................    $    440    $  3,521
Restricted cash.............................................       1,739       1,628
Loans receivable............................................     126,591      98,633
Servicing rights............................................       6,855       9,143
Servicing advances..........................................       9,940       9,103
Furniture, fixtures and equipment, net......................       1,801       2,554
Deferred federal income taxes...............................       7,000       8,446
Loan sale proceeds receivable...............................       5,723       6,603
Other assets................................................       7,003       8,250
                                                                --------    --------
     Total assets...........................................    $167,092    $147,881
                                                                ========    ========
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:
  Accounts payable and accrued expenses.....................    $  5,709    $ 14,111
  Recourse liability........................................       7,860       9,313
  Advances under repurchase agreements......................     105,564      67,256
  Subordinated debt, net of debt discount of $-- and $336,
     respectively...........................................          --       3,664
  Notes payable.............................................      17,435      42,697
                                                                --------    --------
     Total liabilities......................................     136,568     137,041
                                                                --------    --------
Non-controlling members' interest in subsidiary.............      39,766          --
                                                                --------    --------
Stockholders' equity (deficit)
  Preferred stock, no stated value, 10,000,000 shares
     authorized; no shares issued and outstanding...........          --          --
  Common Stock, no stated value, 10,000,000 shares
     authorized; 2,542,988 and 2,631,681, shares issued and
     outstanding at December 31, 2001 and 2000,
     respectively...........................................      26,478      27,488
  Paid-in capital...........................................         322         727
  Accumulated other comprehensive income....................          --         115
  Unearned stock compensation...............................          --      (1,142)
  Accumulated deficit.......................................     (36,042)    (16,348)
                                                                --------    --------
     Total stockholders' equity (deficit)...................      (9,242)     10,840
                                                                --------    --------
     Total liabilities and stockholders' equity (deficit)...    $167,092    $147,881
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

D. LOANS RECEIVABLE

     The carrying amounts and fair value of loans receivable consisted of the following:

                                                                   DECEMBER 31,
                                                                -------------------
                                                                  2001       2000
                                                                  ----       ----
                                                                  (IN THOUSANDS)
Manufactured home loans.....................................    $128,208    $95,234
Commercial loans............................................          --      3,547
Floor plan loans............................................       1,094      1,731
Accrued interest receivable.................................         903        794
Deferred fees...............................................      (1,850)      (869)
Deferred hedge loss.........................................          --        364
Allowance for loan loss.....................................      (1,764)    (2,168)
                                                                --------    -------
                                                                $126,591    $98,633
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

                                     DECEMBER 31, 2000
-------------------------------------------------------------------------------------------
            OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
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

                                                         YEAR ENDED           THREE
                                                        DECEMBER 31,       MONTHS ENDED     YEAR ENDED
                                                     ------------------    DECEMBER 31,    SEPTEMBER 30,
                                                      2001       2000          1999            1999
                                                      ----       ----      ------------    -------------
                                                                       (IN THOUSANDS)
Deferred Tax Assets:
  Option amortization............................    $   121    $    91       $   62           $ 55
  Reserve for loan losses........................      1,557      1,081          285            230
  Recourse liability.............................      3,341      3,294          128             --
  Net operating loss carryforward................     12,782      7,210           --             --
  Other items, net...............................      1,124      1,170          591            273
                                                     -------    -------       ------           ----
     Total deferred tax assets...................     18,925     12,846        1,066            558
  Less: valuation allowance......................     (7,665)        --           --             --
Deferred Tax Liabilities:
  Net deferral required by SFAS 91...............        584        403          281            169
  Deferred closing costs.........................         79         59          167            148
  Restructuring charges..........................        915        844           --             --

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

                     BINGHAM FINANCIAL SERVICES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table shows the carrying amount and estimated fair values of the Company's financial instruments:

                                                                          DECEMBER 31,
                                                         ----------------------------------------------
                                                                 2001                     2000
                                                         ---------------------    ---------------------
                                                                     ESTIMATED                ESTIMATED
                                                         CARRYING      FAIR       CARRYING      FAIR
                                                          AMOUNT       VALUE       AMOUNT       VALUE
                                                         --------    ---------    --------    ---------
                                                                         (IN THOUSANDS)
Assets
  Cash and equivalents...............................    $    440    $    440     $ 3,521     $  3,521
  Restricted cash....................................       1,739       1,739       1,628        1,628
  Loans receivable...................................     126,591     128,477      98,633      105,416
  Loan sale proceeds receivable......................       5,723       5,723       6,603        6,603
  Other..............................................       9,540       9,540       9,102        9,102
Liabilities
  Accounts payable and accrued expenses..............       5,709       5,709      14,111       14,111
  Recourse liability.................................       7,860       7,860       9,313        9,313
  Interest rate swap.................................          --          --       2,640        2,640
  Advances under repurchase..........................     105,564     105,564      67,256       67,256
  Subordinated debt..................................          --          --       3,664        3,664
  Note payable.......................................      17,435      17,435      42,697       42,697

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

                     BINGHAM FINANCIAL SERVICES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

                           SUMMARY COMPENSATION TABLE


                                                                          LONG-TERM COMPENSATION
                                                                        --------------------------
                                              ANNUAL COMPENSATION       RESTRICTED        SHARES
                                              --------------------        STOCK         UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION    FISCAL YEAR     SALARY      BONUS          AWARDS        OPTIONS(#)      COMPENSATION
---------------------------    -----------     ------      -----        ----------      ----------      ------------
Ronald A. Klein,                 9/30/1999    $105,000    $ 50,000       $145,000(1)       5,000(2)            --
  President and Chief          Stub Period      37,500      50,000             --         30,000(2)            --
  Executive Officer             12/31/2000     250,000     150,000             --             --               --
                                12/31/2001     275,000      50,000             --             --               --
Daniel E. Bober,(3)              9/30/1999     155,625     150,000(4)          --             --          $25,000(5)
  Vice President               Stub Period      65,846          --             --             --           25,000(5)
                                12/31/2000     165,375     105,882             --             --           25,000(5)
                                12/31/2001      79,587     167,647             --             --           10,416(5)
Creighton J. Weber,(6)           9/30/1999     155,625     150,000(7)          --             --           25,000(8)
  Vice President               Stub Period      65,846          --             --             --           25,000(8)
                                12/31/2000     165,375     105,882             --             --           25,000(8)
                                12/31/2001      79,587     257,866             --             --           10,416(8)
W. Anderson Geater, Jr.,         9/30/1999          --          --             --             --               --
  Chief Financial Officer      Stub Period          --          --             --             --               --
                                12/31/2000     106,250      50,000             --         10,000(9)            --
                                12/31/2001     165,000     175,000             --             --               --
J. Peter Scherer,                9/30/1999          --          --             --             --               --
Chief Operating Officer        Stub Period      31,250       1,442        100,000(10)      2,500(11)           --
                                12/31/2000     131,250      55,000             --         10,000(11)           --
                                12/31/2001     160,000     150,000             --             --               --


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

                     BINGHAM FINANCIAL SERVICES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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


     In connection with the recapitalization of Bingham, Mr. Klein and the Company have been in negotiations regarding his employment agreement. No definitive agreement has been signed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2002

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

                                 EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
  2.1      Agreement and Plan of Merger dated as of February 17, 1998 by and among Bingham Financial Services Corporation, BAC
           Acquiring Corp., BSC Acquiring Corp., Bloomfield Acceptance
           Company, L.L.C., and Bloomfield Acceptance Company, L.L.C.
           (Incorporated by reference to Exhibit 2.1 to Bingham's
           Current Report on Form 8-K dated March 5, 1998)
  2.2      Purchase Agreement dated as of November 27, 1999 by and
           among DFI Acquiring Corp., Dynex Capital, Inc., Dynex
           Holding, Inc. (Incorporated by reference to Exhibit 2.1 to
           Bingham's Report on Form 8-K filed December 30, 1999)
  2.3      Reorganization Agreement dated as of June 30, 1999, by and among Bingham Financial Services Corporation, DMR Financial
           Services, Inc., Hartger & Willard Mortgage Associates, Inc.
           and Detroit Mortgage and Realty Company (Incorporated by
           reference to Exhibit 2.1 to Bingham's Current Report on Form
           8-K dated July 14, 1999)
  2.4      Agreement dated May 8, 2001 among Bingham Financial Services
           Corporation, Bloomfield Acceptance Company, L.L.C.,
           Bloomfield Servicing Company, L.L.C., Hartger & Willard
           Mortgage Associates, Inc., Wells Fargo Bank, National
           Association, and Wells Fargo & Company. (Incorporated by
           reference to Exhibit 2.1 to Bingham's Current Report on Form
           8-K filed May 25, 2001.)
  2.5      Amendment No. 1 to Agreement dated June 13, 2001 among
           Bingham Financial Services Corporation, Bloomfield
           Acceptance Company, L.L.C., Bloomfield Servicing Company,
           L.L.C., Hartger & Willard Mortgage Associates, Inc., Wells
           Fargo Bank, National Association, and Wells Fargo & Company.
           (Incorporated by reference to Exhibit 2.2 to Bingham's
           Current Report on Form 8-K filed June 26, 2001)
  2.6      Stock Purchase Agreement dated as of March 17, 2000 between
           Bingham and Gwenuc, LLC (Incorporated by reference to
           Exhibit 2.2 to Bingham's Report on Form 8-K filed March 23,
           2000)
  2.7      Merger Agreement dated December 17, 2001 among Bingham
           Financial Services Corporation, Origen Financial, Inc.,
           Origen Manufactured Home Financial, Inc., Dynex Insurance
           Agency, Inc., Origen Financial L.L.C., Origen Manufactured
           Home Financial, L.L.C. and Origen Insurance Agency, L.L.C.
           (Previously filed with Form 10-K on April 1, 2002)
  3.1      Amended and Restated Articles of Incorporation of Bingham
           Financial Services Corporation (Incorporated by reference to
           Exhibit 3.1 to Bingham's Registration Statement on Form S-1;
           File No. 333-34453)
  3.2      Amended and Restated Bylaws of Bingham Financial Services
           Corporation (Incorporated by reference to Exhibit 3.3 to
           Bingham's Registration Statement on Form S-1; File No.
           333-34453)
  4.1      Shareholders Agreement dated March 5, 1998 (Incorporated by reference to Exhibit 2.7 to Bingham's Current Report on Form
           8-K dated March 13, 1998)
  4.2      Amendment to Merger Agreement, Shareholders Agreement and
           Employment Agreements, dated February 21, 1999 (Incorporated by reference to Exhibit 4.2 to Bingham's Annual Report on
           Form 10-K dated December 29, 1999)
  4.3      Form of Registration Rights Agreement dated April 27, 1999 with respect to an aggregate of 800,330 shares (Incorporated by reference to Exhibit 4.1 to Bingham's Quarterly Report on
           Form 10-Q dated August 14, 2000)
  4.4      Bingham Financial Services Corporation Third Amended and
           Restated 1997 Stock Option Plan (Incorporated by reference to Exhibit 4.1 to Bingham's Quarterly Report on Form 10-Q
           dated August 14, 2001)
 10.1      Participants Support Agreement between Bingham and Sun
           Communities, Inc. (assigned to Sun Communities Operating
           Limited Partnership as of December 31, 1997) entered into on
           September 30, 1997, but effective as of July 1, 1997
           (Incorporated by reference to Exhibit 10.1 to Bingham's
           Registration Statement on Form S-1; File No. 333-34453)

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
 10.30     Amended and Restated Limited Liability Company Interest
           Security and Pledge Agreement dated February 1, 2002 between
           Origen Financial, Inc. and Sun Communities Operating Limited
           Partnership (Incorporated by reference to Exhibit 10.55 to
           Sun Communities, Inc.'s Annual Report on Form 10-K for the
           year ended December 31, 2001)
 10.31     Security Agreement dated February 1, 2002 between Origen
           Financial, L.L.C. and Sun Communities Operating Limited
           Partnership (Incorporated by reference to Exhibit 10.56 to
           Sun Communities, Inc.'s Annual Report on Form 10-K for the
           year ended December 31, 2001)
 10.32     Limited Liability Company Interest Security and Pledge
           Agreement dated February 1, 2002 between Origen Financial,
           L.L.C. and Sun Communities Operating Limited Partnership
           (Incorporated by reference to Exhibit 10.57 to Sun
           Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001)
 10.33     Amended and Restated Guaranty made February 1, 2002 by
           Bingham in favor of Sun Communities Operating Limited
           Partnership (Incorporated by reference to Exhibit 10.58 to
           Sun Communities, Inc.'s Annual Report on Form 10-K for the
           year ended December 31, 2001)
 10.34     Participation Agreement dated February 28, 2002 between Sun
           Communities Operating Limited Partnership and Woodward
           Holding, LLC (Incorporated by reference to Exhibit 10.61 to
           Sun Communities, Inc.'s Annual Report on Form 10-K for the
           year ended December 31, 2001)
 10.35     Master Repurchase Agreement dated December 18, 2001 between
           Credit Suisse First Boston Mortgage Capital LLC and Origen
           Special Purpose, L.L.C. (Previously filed with Form 10-K on
           April 1, 2002)
 10.36     Annex I to Master Repurchase Agreement dated December 18,
           2001 between Credit Suisse First Boston Mortgage Capital LLC and Origen Special Purpose, L.L.C. (Previously filed with
           Form 10-K on April 1, 2002)
 10.37     Guaranty dated December 18, 2001 made by Bingham Financial
           Services Corporation in favor of Credit Suisse First Boston
           Mortgage Capital LLC (Previously filed with Form 10-K on
           April 1, 2002)
 21        List of Subsidiaries (Previously filed with Form 10-K on
           April 1, 2002)
 24        Power of Attorney (contained on the signature page to this
           Annual Report on Form 10-K)