Form 10-Q
period 2002-03-31
BINGHAM FINANCIAL SERVICES CORP
filed 2002-05-15
CIK 1044862

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED March 31, 2002.

                                       OR

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



                 Number of shares of Common Stock, no par value,
                   outstanding as of April 30, 2002: 2,476,321

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                      INDEX


                                                                                            PAGES
                                                                                            -----
PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements:

                  Consolidated Balance Sheet as of March 31, 2002 (unaudited) and
                           December 31, 2001                                                   4

                  Consolidated Statement of Operations (unaudited) for the Three
                           Months Ended March 31, 2002 and 2001                                5

                  Consolidated Statement of Cash Flows (unaudited) for the Three Months
                           Ended  March 31, 2002 and 2001                                      6

                  Notes to Consolidated Financial Statements                                 7-11


Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                       12-19

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                      20-21


PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                                                 22

Item 6.(a)  Exhibits Required by Item 601 of Regulation S-K                                   22

Item 6.(b)  Reports on Form 8K                                                                22

            Signatures                                                                        23

As the context requires, references made in this quarterly report to "we", "us", "our", the "Company" and similar references refer to Bingham Financial Services Corporation and its subsidiaries, including Origen Financial, L.L.C., and its subsidiaries.

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                     BINGHAM FINANCIAL SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                                ----------------


                                                                   March 31,   December 31,
                                                                      2002        2001
                                                                   ---------    ---------
                                                                  (Unaudited)
                             ASSETS                             (In thousands, except shares)
   Cash and equivalents                                            $     265    $     440
   Restricted cash                                                        62        1,739
   Loans receivable, net                                              16,152      126,591
   Servicing rights                                                    7,687        6,855
   Servicing advances                                                  7,936        9,940
   Furniture, fixtures and equipment, net                              1,922        1,801
   Deferred federal income taxes                                       6,995        7,000
   Loan sale proceeds receivable                                       5,345        5,723
   Residual interest in loans sold                                     7,917           --
   Other assets                                                        7,240        7,003
                                                                   ---------    ---------
          Total assets                                             $  61,521    $ 167,092
                                                                   =========    =========


            LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
   Accounts payable and accrued expenses                           $   4,894    $   5,709
   Recourse liability                                                  6,660        7,860
   Advances under repurchase agreements                                6,301      105,564
   Notes payable                                                      14,098       17,435
                                                                   ---------    ---------
         Total liabilities                                            31,953      136,568
                                                                   ---------    ---------

   Non-controlling members' interest in subsidiary                    39,026       39,766
                                                                   ---------    ---------

Stockholders' deficit:
   Preferred stock, no par value, 10,000,000 shares
        authorized; no shares issued and outstanding                      --           --
   Common Stock, no par value, 10,000,000 shares authorized;
        2,476,321 and 2,542,988 shares issued and outstanding at
        March 31, 2002 and December 31, 2001, respectively            26,478       26,478
   Paid-in capital                                                        96          322
   Accumulated deficit                                               (36,032)     (36,042)
                                                                   ---------    ---------
         Total stockholders' deficit                                  (9,458)      (9,242)
                                                                   ---------    ---------
         Total liabilities and stockholders' deficit               $  61,521    $ 167,092
                                                                   =========    =========

The accompanying notes are an integral part of the financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                ----------------





                                                               Three Months Ended March 31,
                                                               --------------------------
                                                                   2002          2001
                                                               -----------    -----------
REVENUES                                                   (In thousands, except per share data)
      Interest income on loans                                 $     3,135    $     3,513
      Loan servicing fees                                            1,965          2,651
      Mortgage origination fees                                         --            570
      Gain on sale and securitization of loans                       2,677          3,922
      Other income                                                      33            311
                                                               -----------    -----------
            Total revenues                                           7,810         10,967
                                                               -----------    -----------

COSTS AND EXPENSES
      Interest expense                                               1,409          2,914
      Provision for credit losses and recourse liability             1,108            790
      General and administrative                                     4,702          5,025
      Loss on interest rate swap                                        --            510
      Other operating expenses                                         412            417
                                                               -----------    -----------
            Total costs and expenses                                 7,631          9,656
                                                               -----------    -----------
      Income before income tax expense and allocation
        of subsidiary net income in non-controlling
        members' interests                                             179          1,311
      Allocation of subsidiary net income in non-controlling
        members' interests                                            (164)            --
                                                               -----------    -----------
      Income before income tax expense                                  15          1,311
            Federal income tax expense                                   5            446
                                                               -----------    -----------
              Net income                                       $        10    $       865
                                                               ===========    ===========

      Weighted average common shares outstanding,
            Basic                                                2,497,803      2,626,293
                                                               ===========    ===========
            Diluted                                              2,497,803      2,626,293
                                                               ===========    ===========

      Earnings per share,
            Basic                                              $      0.00    $      0.33
                                                               ===========    ===========
            Diluted                                            $      0.00    $      0.33
                                                               ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                ----------------




                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                   2002               2001
                                                                ---------          ---------
                                                                     (In thousands)
Cash flows from operating activities:
          Net cash provided by operating activities             $ 102,757          $  60,923
                                                                ---------          ---------

Cash flows from investing activities:
      Proceeds from sale of investment securities                      --              1,782
      Capital expenditures                                           (332)               (96)
                                                                ---------          ---------
          Net cash provided by (used in) investing activities        (332)             1,686
                                                                ---------          ---------

Cash flows from financing activities:
       Advances under repurchase agreements                        19,947             44,636
       Repayment of advances under repurchase agreements         (119,210)           (98,715)
       Advances on note payable                                    57,162             74,139
       Repayment of note payable                                  (60,499)           (86,082)
                                                                ---------          ---------
          Net cash used in financing activities                  (102,600)           (66,022)
                                                                ---------          ---------

Net change in cash and cash equivalents                              (175)            (3,413)
Cash and cash equivalents, beginning of period                        440              3,521
                                                                ---------          ---------
Cash and cash equivalents, end of period                        $     265          $     108
                                                                =========          =========




The accompanying notes are an integral part of the financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ----------------


1. BASIS OF PRESENTATION:

    The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company's financial condition and results of operations on a basis consistent with that of the Company's prior audited consolidated financial statements. Pursuant to rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2001. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

    In July 2001, the Company entered into an investment agreement with three investors - SUI TRS, Inc., Shiffman Family LLC and Woodward Holding, LLC - under which the Company agreed to recapitalize its operating subsidiaries. Under the investment agreement and a merger agreement entered into on December 18, 2001, SUI TRS, Shiffman Family LLC and Woodward Holding made capital contributions totaling $40 million in Origen Financial, LLC ("Origen LLC"), a newly formed limited liability company. The Company merged Origen Financial, Inc ("Origen Inc.") and its other wholly-owned operating subsidiaries into Origen LLC and its subsidiaries. The mergers were completed April 25, 2002.

    The Company retained an initial 20% ownership interest in Origen LLC and the three investors received an initial 80% aggregate interest in Origen LLC. These interests are subject to dilution resulting from (a) grants of up to 11.5% of the membership interests to key employees of the recapitalized subsidiaries, and (b) potential future issuance of additional membership interests in the recapitalized subsidiaries in connection with the raising of additional capital.

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

    RECLASSIFICATIONS

    Certain prior period amounts have been reclassified to conform to the current period's presentation.

2. EARNINGS PER SHARE:

    Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the number of weighted average common shares outstanding. At March 31, 2002 and 2001 there were approximately 0 and 908,100 potential shares of common stock from stock options and warrants outstanding, respectively.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ----------------


    The following table presents a reconciliation of the numerator (income
    (loss) available to common shareholders) and denominator (weighted average common shares outstanding) for the basic and diluted income (loss) per share calculation:


                                              Three Months Ended March 31,
                                       -----------------------------------------
                                             2002                  2001
                                       ----------------------------------------
                                                 Earnings               Earnings
                                       Shares    per share    Shares    per share
                                       -----     --------     -----     -------
                                                 (Shares in thousands)
Basic earnings per share before        2,498     $   0.00     2,626     $   .33
Net dilutive effect of:
    Options                               --           --        --          --
    Warrants                              --           --        --          --
                                       -----     --------     -----     -------
Diluted earnings per share             2,498     $   0.00     2,626     $   .33
                                       =====     ========     =====     =======


3. OTHER COMPREHENSIVE INCOME:

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for reporting comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under GAAP have previously been reported as separate components of equity in the Company's consolidated financial statements.


                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                              2002               2001
                                                              ----               ----
                                                                     (In thousands)
Net income                                                   $  10              $ 865
Other comprehensive income net of tax:
   Unrealized gain on securities:
       Unrealized holding gain during period, net
              of tax of $0 and $27, respectively              --                   53
       Less reclassification adjustment for realized gains
              included in net income, net of tax of $86       --                 (168)
                                                             -----              -----
Comprehensive income
                                                             $  10              $ 750
                                                             =====              =====


4. ALLOWANCE FOR CREDIT LOSSES:

    The allowance for possible credit losses is maintained at a level believed to be adequate by management to absorb potential losses in the Company's loan portfolio. The Company's loan portfolio is comprised of homogenous manufactured home loans with average loan balances of less than $50,000. The allowance for credit losses is determined at a portfolio level and computed by applying loss rate factors to the loan portfolio on a stratified basis using current portfolio performance and delinquency levels (0-30 days, 31-60 days, 61-90 days and more than 90 days delinquent). The Company's loss rate factors are based on the Company's historical loan loss experience and are adjusted for economic conditions and other trends affecting borrowers' ability to repay and estimated collateral value. The allowance for credit losses represents an unallocated allowance. There are no elements of the allowance allocated to specific individual loans or to impaired loans.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ----------------



    Changes in the allowance for credit losses are summarized as follows:

                                    Three Months Ended March 31,
                                    ----------------------------
                                      2002                2001
                                    -------             -------
                                           (In thousands)
Balance at beginning of period      $ 1,764             $ 2,168
Provision for loan losses             1,108                 790
Transfers from recourse liability     1,200                 999
Gross charge-offs                    (4,883)             (4,102)
Recoveries                            2,253               1,539
                                    -------             -------
Balance at end of period            $ 1,442             $ 1,394
                                    =======             =======

    The Company periodically sells portions of its manufactured home loan portfolio with recourse whereby it is required to repurchase loans that meet certain delinquency or default criteria. The Company maintains a separate liability to absorb potential losses on these loans. As of March 31, 2002, the outstanding principal balance on manufactured home loans the Company had sold with recourse totaled $120.8 million. During the three months ended March 31, 2002, there were approximately $1.2 million in charges against the recourse liability. The balance of that liability was approximately $6.7 million at March 31, 2002.

5.   DEBT:

    The Company currently has a $21.25 million line of credit extended by Sun Communities Operating Limited Partnership to Origen LLC. The line of credit will terminate on December 18, 2002 and the outstanding balance bears interest at a rate of LIBOR plus 700 basis points, with a minimum interest rate of 11% and a maximum interest rate of 15%. The line of credit is secured by a security interest in substantially all of Origen LLC's assets. Sun Communities Operating Limited Partnership and Woodward Holding, a member of Origen LLC, have entered into a participation agreement under which Sun Communities Operating Limited Partnership will loan up to approximately 59% of the borrowing limit (or $12.5 million) and Woodward Holding will loan up to approximately 41% of the borrowing limit (or $8.75 million) under the line of credit. Sun Communities Operating Limited Partnership and Woodward Holding jointly administer the line of credit. Bingham has guaranteed the obligations of Origen LLC under the line of credit and has granted the lenders a security interest in substantially all of its assets as security for the guaranty. At March 31, 2002, the outstanding balance on the line of credit was approximately $10.2 million.

    Bingham and Origen LLC are borrowers under a revolving credit facility with Standard Federal Bank (as successor to Michigan National Bank). Under this facility, Bingham and Origen LLC may borrow up to $10.0 million. Interest at a rate of 30-day LIBOR plus a spread is payable on the outstanding balance. The outstanding principal balance on this credit facility as of March 31, 2002 was approximately $3.9 million. To secure the loan from Standard Federal Bank, Origen LLC and Bingham have granted Standard Federal Bank a security interest in their rights under three servicing agreements under which Origen LLC services manufactured home loans. This facility will terminate on June 30, 2002. Based on discussions with Standard Federal Bank and other lenders, the Company expects this facility to be extended or replaced at the end of its current term.

    In December 2001, Credit Suisse First Boston Mortgage Capital and Origen LLC, through its special purpose subsidiary Origen Special Holdings, LLC entered into a master repurchase agreement. Under the agreement, Origen LLC contributes manufactured home loans it originates or purchases to Origen Special Holdings, Origen Special Holdings then transfers the manufactured home loans to Credit Suisse First Boston against the transfer of funds from Credit Suisse First Boston and Origen Special Holdings transfers the funds to Origen LLC for operations. Bingham guaranteed the obligations of Origen Special Holdings under this agreement. The maximum financing limit on the facility is $150.0 million. The annual interest rate on the facility is a variable rate equal to LIBOR plus a spread. The loans are financed on the facility at varying advance rates on the lesser of the then current face value or market value of the loans. The advance rates depend on the characteristics of the loans financed. The facility will terminate on May 28, 2002, but may be terminated earlier upon an event of default under the master repurchase agreement. Based on discussions with Credit Suisse First Boston, we expect the term of this agreement will be extended. At March 31, 2002, the aggregate amount advanced by Credit Suisse First Boston under the facility was $6.3 million.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ----------------


    At March 31, 2002 and December 31, 2001 total debt outstanding was as follows:

                                               March 31, 2002   December 31, 2001
                                               --------------   -----------------
                                                   (In thousands)
     Loans sold under agreements to repurchase   $  6,301          $105,564
     Revolving credit facility                      3,921             6,250
     Demand loans                                      --                --
     Term loan                                     10,177            11,185
                                                 --------          --------
         Total debt                               $20,399          $122,999
                                                 ========          ========

6. RESIDUAL INTEREST IN LOANS SOLD AND SECURITIZED:

    The Company through Origen LLC securitizes manufactured home loans. Under the current legal structure of the securitization program, the Company sells manufactured home loans it originates and purchases to a trust for cash. The trust sells asset-backed bonds secured by the loans to investors. The Company records certain assets and income based upon the difference between all principal and interest received from the loans sold and the following factors: (i) all principal and interest required to be passed through to the asset-backed bond investors, (ii) all excess contractual servicing fees,
    (iii) other recurring fees and (iv) an estimate of losses on loans. The Company continues to service the securitized loans.

    The Company retains the right to service the loans it securitizes. Fees for servicing the loans are based on a contractual percentage per annum of the unpaid principal balance of the associated loans. The Company recognizes a servicing asset in addition to its gain on sale of loans. The servicing asset is calculated as the present value of the expected future net servicing income in excess of adequate compensation for a substitute servicer, based on common industry assumptions and the company's historical experience. These factors include default and prepayment speeds.

    The Company follows the provisions of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities in the valuation of its residual interests. The key economic assumptions used in measuring the initial retained interests resulting from the securitization completed in the quarter ended March 31, 2002 were as follows:

        Prepayment speed                             175.00% MHP
        Weighted average life (months)                   311
        Discount rate                                 15.00%
        Expected credit losses                         8.25%

    The Company will assess the carrying value of the residual receivables for impairment on a monthly basis. There can be no assurance that the Company's estimates used to determine the residual receivable and the servicing asset valuations will remain appropriate for the life of the securitization. If actual loan prepayments or defaults exceed the Company's estimates, the carrying value of the Company's residual receivable and/or servicing asset may decrease through a charge against earnings in the period management recognizes the disparity.

7. RECENT ACCOUNTING PRONOUNCEMENTS:

    During July 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") was issued. The statement provides the accounting and reporting standards for goodwill. SFAS 142 will not impact the Company's financial position or results of operations because the Company had no goodwill on its balance sheet at March 31, 2002.

8. SUBSEQUENT EVENTS:

    On April 25, 2002, Bingham caused its wholly-owned subsidiary Origen Inc. to be merged with and into Origen LLC. Origen Inc.'s operating subsidiaries were also merged into limited liability company subsidiaries of Origen LLC.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ----------------


    The mergers were part of Bingham's recapitalization of its operating subsidiaries, which was approved by the Bingham shareholders in December 2001. As part of the recapitalization, three investors, Shiffman Family LLC, SUI TRS, Inc. and Woodward Holdings, LLC, contributed an aggregate of $40 million to Origen LLC. Bingham will retain an initial ownership interest of approximately 20% and the three investors will receive an initial aggregate ownership interest of approximately 80% in Origen LLC. The funds from the $40 million capital contributions were used to repay a substantial portion of Origen, Inc.'s and Bingham's debt to Sun Communities Operating Limited Partnership. The remaining portion of this debt was restructured as a one-year line of credit between Origen LLC as borrower, and Sun Communities Operating Limited Partnership, as lender.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------



    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following discussion and analysis provides information on material factors affecting our results of operations and significant balance sheet changes. This discussion should be read in conjunction with the consolidated financial statements and notes included herein and our Annual Report on Form 10-K, as amended for the fiscal year ended December 31, 2001. Results of operations for the three-month period presented are not necessarily indicative of results which may be expected for the entire year.


    FORWARD-LOOKING STATEMENTS

    This quarterly report contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those anticipated in any forward-looking statements as a result of numerous factors, many of which are described in the "Factors That May Affect Future Results" section in Item 1 of our Annual Report on Form 10-K, as amended for the year ended December 31, 2001. You should carefully consider those risks, in addition to the other information in this quarterly report and in our other filings with the SEC. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

    CRITICAL ACCOUNTING POLICIES

    We have identified critical accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to our financial condition or results of operations under different conditions or using different assumptions.

    We believe our most critical accounting policies are related to the following areas: allowance for credit losses, liability for loans sold with recourse, deferred taxes and accounting for securitizations. Details regarding our use of these policies and the related estimates are described fully in our 2001 Annual Report filed with the Securities and Exchange Commission on Form 10-K, as amended. During the first quarter of 2002, there have been no material changes to our critical accounting policies that impacted our financial condition or results of operations.

    RESULTS OF OPERATIONS

    Results for the quarter ended March 31, 2002 include the following:

    - Bingham completed a securitization of manufactured home loans with principal balances totaling approximately $135.0 million on March 27, 2002. The securitization qualifies as a sale of loan receivables and we recorded a pre-tax gain of $2.7 million on the entire transaction.

    - Manufactured home loan originations for the quarter ended March 31, 2002 were $25.1 million versus $56.4 million in the quarter ended March 31, 2001, a decrease of 55.5%.

    - Additions to the allowance for credit losses were approximately $1.1 million for the quarter ended March 31, 2002, compared to $790,000 in the quarter ended March 31, 2001, an increase of 51.9%.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------

    We reported pre-tax income prior to the allocation of income to non-controlling members' interests of $179,000 for the quarter ended March 31, 2002, compared to pre-tax income of $1.3 million for the quarter ended March 31, 2001. Pre-tax income for the quarter ended March 31, 2002 after the allocation of income to the non-controlling members' interests was $15,000. The pre-tax income for the current quarter includes a $2.7 million gain on the sale of loans related to the $135.0 million securitization of manufactured home loans compared to a pre-tax gain of $3.8 million on the securitization of $140.1 million of manufactured home loans in the quarter ended March 31, 2001.

    Interest income on loans was $3.1 million for the quarter ended March 31, 2002 compared to $3.5 million for the quarter ended March 31, 2001, a decrease of 11.4%. The decrease is primarily the result of a decrease in the average yield on the loan receivable portfolio, which was 10.85% for the quarter ended March 31, 2002 versus 11.54% for the quarter ended March 31, 2001. Interest income was also affected by a decrease in the average outstanding loan receivable balance to $115.6 million for the current quarter from $117.3 million for the quarter ended March 31, 2001, a decrease of 1.5%.

    Interest expense for the quarter ended March 31, 2002 was $1.4 million compared to $2.9 million for the quarter ended March 31, 2001, a decrease of 51.7%. The decrease is primarily a result of the decrease in the average outstanding balance of debt used to finance the loan receivables and fund operations. Average outstanding debt was $124.6 million for the quarter ended March 31, 2002 compared to $130.9 million for the quarter ended March 31, 2001, a decrease of 4.8%. The average borrowing rate decreased approximately 438 basis points to 4.53% for the quarter ended March 31, 2002 compared to 8.91% for the quarter ended March 31, 2001. The decrease in the average borrowing rate is primarily related to a decrease in the average LIBOR rate of approximately 392 basis points for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Our current financing sources are primarily variable rate facilities that use the 30 day LIBOR rate as an index.

    The following tables set forth the extent to which our net interest income has been affected by changes in average interest rates and average balances of interest-earning assets and interest-bearing liabilities.

                                                           Three months ended March 31, 2002 and 2001
                             --------------------------------------------------------------------------------------------
                                   Average Balance       Average Rate         Interest       Increase    Variance due to:
                                --------------------    --------------    ---------------               -----------------
                                  2002         2001      2002     2001     2002     2001    (Decrease)   Volume     Rate
                                --------    --------    -----    -----    ------   ------    -------    -------    -----
Interest-earning assets:                                          (Dollars in thousands)

  Loans                         $115,625    $117,318    10.85%   11.54%   $3,135   $3,384    $  (249)   $   (47)   $(202)
  Cash and equivalents             1,588       2,335     2.63%    3.50%       10       21        (11)       (10)      (1)
                                -----------------------------------------------------------------------------------------
                                $117,213    $119,653    10.73%   11.38%   $3,145   $3,405    $  (260)   $   (57)   $(203)
                                ====================    ===============   ===============================================
Interest-bearing Liabilities
  Term loan                           --    $  4,000       --    11.68%   $ --     $  117    $  (117)   $  (117)   $  --
  Line of credit                  18,988      57,820     9.99%    8.15%      475    1,175       (700)      (703)       3
  Loans sold under repurchase    105,564      69,050     3.53%    9.40%      934    1,622       (688)      (672)     (16)
                                ---------------------------------------   -----------------------------------------------
                                $124,552    $130,870     4.53%    8.91%   $1,409   $2,914    $(1,505)   $(1,492)   $( 13)
                                =========================================================================================
Interest rate spread                                     6.21%    2.47%
Excess average earning assets   $ (7,339)   $(11,217)   10.73%   11.38%
                                =======================================
Net interest margin                                      5.92%    1.64%   $1,736   $  491    $ 1,245    $ 1,435    $(190)
                                                        =================================================================

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------

    Loan servicing fees, which are reported net of amortization of servicing assets, were $2.0 million for the three months ended March 31, 2002, compared to $2.7 million for the three months ended March 31, 2001, a decrease of 25.9%. Servicing fees recorded for the three months ended March 31, 2001 include approximately $165,000 earned on the commercial loan portfolio serviced for others. This portfolio was sold along with certain of the other assets of our commercial origination and servicing subsidiaries in June 2001. The average principal balance of manufactured home loans serviced for others was approximately $1.1 billion for the quarter ended March 31, 2002, compared to an average outstanding principal balance of $1.3 billion for the quarter ended March 31, 2001, a decrease of 15.4%.

    In the quarter ended March 31, 2002 we securitized and sold approximately $135.0 million of manufactured home loans and recorded a gain on the sale of loans of approximately $2.7 million compared to the securitization of approximately $140.1 million of manufactured home loans and a gain on sale of loans of approximately $3.8 million in the quarter ended March 31, 2001.

    Under the current legal structure of our securitization program we sell manufactured home loans we originate and purchase to a trust for cash. The trust sells asset-backed bonds secured by the loans to investors. We record certain assets and income based upon the difference between all principal and interest received from the loans sold and the following factors: (i) all principal and interest required to be passed through to the asset-backed bond investors, (ii) all excess contractual servicing fees, (iii) other recurring fees and (iv) an estimate of losses on loans. At the time of the securitization we estimate these amounts based upon a declining principal balance of the underlying loans, adjusted by an estimated prepayment and loss rate, and capitalize these amounts using a discount rate that market participants would use for similar financial instruments. These capitalized assets are recorded as residual receivables. We believe the assumptions we have used are appropriate and reasonable.

    We retain the right to service the loans we securitize. Fees for servicing the loans are based on a contractual percentage per annum of the unpaid principal balance of the associated loans. We recognize a servicing asset in addition to our gain on sale of loans. The servicing asset is calculated as the present value of the expected future net servicing income in excess of adequate compensation for a substitute servicer, based on common industry assumptions and our historical experience. These factors include default and prepayment speeds.

    The key economic assumptions used in measuring the initial retained interests resulting from the securitization completed in the quarter ended March 31, 2002 were as follows:

        Prepayment speed                                175.00% MHP
        Weighted average life (months)                      311
        Discount rate                                    15.00%
        Expected credit losses                            8.25%

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

    The loan pools subject to recourse provisions are comprised of homogenous manufactured home loans with an average loan balance of less than $50,000. The estimated recourse liability is calculated based on historical default rates and loss experience for pools of similar loans we originate and service. These loss rates are applied to each pool of loans subject to recourse provisions and the resulting estimated recourse liability represents the present value of the expected obligations under those recourse provisions. The loss rates are adjusted for economic conditions and other trends affecting borrowers' ability to repay and estimated collateral value. The recourse liability is calculated at a portfolio level and there are no elements of the estimated recourse liability allocated to specific loans. At March 31, 2002 we had principal balance of loans sold with recourse of $120.8 million and had recorded liability of $6.7 million compared to $141.7 million of principal balance of loans sold with recourse and recorded liability of $7.9 million at March 31, 2001.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------

    During the three months ended March 31, 2001, we repurchased loans with principal balances of approximately $15.0 million that had previously been sold with recourse and subsequently securitized those loans as part of our March 2001 securitization. As a result of the elimination of our recourse obligations associated with the repurchased loans, the related previously recognized recourse obligation of approximately $450,000 was derecognized at the time of the repurchase.

    Changes in the recorded recourse liability are summarized as follows:

                                               Three Months Ended March 31,
                                               ----------------------------
                                                  2002           2001
                                                 -------        -------
                                                    (In thousands)
     Balance at beginning of period              $ 7,860        $ 9,313
     Adjustment related to repurchase
       of loans to put in securitization            --             (450)
     Transfers to allowance for credit losses     (1,200)          (999)
                                                 -------        -------
     Balance at end of period                    $ 6,660        $ 7,864
                                                 =======        =======

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

    For the quarter ended March 31, 2002 the provision for credit losses was approximately $1.1 million compared to $790,000 for the quarter ended March 31, 2001, an increase of 39.2%. The increase is primarily attributable to the increase in the principal balance of loans more than 60 days delinquent, which were $2.7 million at March 31, 2002 versus $2.4 million at March 31, 2001.

    The allowance for credit losses as a percentage of gross manufactured home loans outstanding was 9.08% at March 31, 2002 compared to 5.66% at March 31, 2001, an increase of approximately 342 basis points. The increase is primarily the result of the sale of the majority of our performing loans in the $135.0 million manufactured home loan securitization completed in March 2002.

    Changes in the allowance for credit losses are summarized as follows:

                                      Three Months Ended March 31,
                                      ----------------------------
                                           2002         2001
                                         -------      -------
                                            (In thousands)
     Balance at beginning of period      $ 1,764      $ 2,168
     Provision for loan losses             1,108          790
     Transfers from recourse liability     1,200          999
     Gross charge-offs                    (4,883)      (4,102)
     Recoveries                            2,253        1,539
                                         -------      -------
     Balance at end of period            $ 1,442      $ 1,394
                                         =======      =======

    General and administrative expenses totaled approximately $4.7 million for the quarter ended March 31, 2002 compared to $5.0 million for the quarter ended March 31, 2001, a decrease of 6.0%. Personnel costs, the largest component of general and administrative expenses, decreased to $3.4 million for the quarter ended March 31, 2002 versus $3.9 million for the quarter ended March 31, 2001, a 12.8% decrease. The decrease is principally due to a decrease in staff and incentive commissions related to lower loan originations.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------

    LIQUIDITY AND CAPITAL RESOURCES

    Liquidity is the measurement of our ability to have adequate cash or access to cash at all times in order to meet financial obligations when due as well as to fund corporate expansion or other activities. We expect to meet our liquidity requirements through a combination of working capital provided by operating activities, draws on our lines of credit, advances under our master repurchase agreement, whole loan sales and periodic securitizations of our loan portfolio. We may also issue additional equity in Bingham or its subsidiaries when and if we believe existing shareholders are likely to benefit from such offerings.

    As of March 31, 2002 total borrowings were $20.4 million compared to $123.0 million at December 31, 2001, a decrease of 83.4%. The decreased borrowings were primarily the result of the securitization of approximately $135.0 million of manufactured home loans completed on March 27, 2002. Proceeds from the securitization totaled approximately $128.0 million which were used to pay down our existing lines of credit. The origination of new manufactured home loans also impacts total borrowings. Loan originations for the quarter ended March 31, 2002 were $25.1 million compared to $56.4 million for the quarter ended March 31, 2001, a decrease of 55.5%.

    Our primary sources of liquidity include cash generated from operations, borrowing availability under our three credit facilities and our securitization program through which loans are sold into the asset backed securities market.

    We currently have in place a $21.25 million line of credit extended by Sun Communities Operating Limited Partnership to Origen LLC. The line of credit will terminate on December 18, 2002 and the outstanding balance bears interest at a rate of LIBOR plus 700 basis points, with a minimum interest rate of 11% and a maximum interest rate of 15%. The line of credit is secured by a security interest in substantially all of Origen LLC's assets. Sun Communities Operating Limited Partnership and Woodward Holding, a member of Origen LLC, have entered into a participation agreement under which Sun Communities Operating Limited Partnership will loan up to approximately 59% of the borrowing limit (or $12.5 million) and Woodward Holding will loan up to approximately 41% of the borrowing limit (or $8.75 million) under the line of credit. Sun Communities Operating Limited Partnership and Woodward Holding jointly administer the line of credit. Bingham has guaranteed the obligations of Origen LLC under the line of credit and has granted the lenders a security interest in substantially all of its assets as security for the guaranty. As of March 31, 2002 the outstanding principal balance on this facility was approximately $10.2 million.

    Sun Communities Operating Limited Partnership and Woodward Holding are members of Origen LLC. In addition, Gary A. Shiffman, Bingham's Chairman of the Board, and Arthur A. Weiss, a Director of Bingham, are affiliates of Sun Communities Operating Limited Partnership. Please see Bingham's Annual Report on Form 10-K, as amended, for a discussion of the effect of their related party transactions on our liquidity and capital resources.

    Bingham and Origen LLC are borrowers under a revolving credit facility with Standard Federal Bank (as successor to Michigan National Bank). Under this facility, Bingham and Origen LLC may borrow up to $10.0 million. Interest at a rate of 30-day LIBOR plus a spread is payable on the outstanding balance. The outstanding principal balance on this credit facility as of March 31, 2002 was approximately $3.9 million. To secure the loan from Standard Federal Bank, Origen LLC and Bingham have granted Standard Federal Bank a security interest in our rights under three servicing agreements under which Origen LLC services manufactured home loans. This facility will terminate on June 30, 2002. Based on discussions with Standard Federal Bank and other lenders, we expect this facility to be extended or replaced at the end of its current term.

    Credit Suisse First Boston and Origen LLC's special purpose subsidiary Origen Special Holdings, LLC, are parties to a master repurchase agreement. Under this agreement, Origen LLC contributes manufactured home loans it originates or purchases to Origen Special Holdings. Origen Special Holdings then transfers the manufactured home loans to Credit Suisse First Boston against the transfer of funds from Credit Suisse First Boston and Origen Special Holdings transfers the funds to Origen LLC for operations. Bingham guarantees the obligations of Origen Special Holdings under this agreement. The maximum financing limit on the facility is $150.0 million.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------

    The annual interest rate on the facility is a variable rate equal to LIBOR plus a spread. The loans are financed on the facility at varying advance rates on the lesser of the then current face value or market value of the loans. The advance rates depend on the characteristics of the loans financed. The facility will terminate on May 28, 2002, but may be terminated earlier upon an event of default under the master repurchase agreement. Based on discussions with Credit Suisse First Boston, we expect the term of this agreement will be extended. At March 31, 2002, the aggregate amount advanced by Credit Suisse First Boston under the facility was approximately $6.3 million.

    In addition to these borrowings, we have fixed contractual obligations under various lease agreements. Our contractual obligations were comprised of the following as of March 31, 2002:

                                                   Payments due by Period
                                                   ----------------------
                                  Total     Less than 1 year    1-3 years       4-5 years
                                  -----     ----------------    ---------       ---------

                                               (In thousands)
Repurchase obligations (1)        $ 6,301       $ 6,301         $    --         $    --
Lines of credit (2)                14,098        14,098              --              --
Operating leases                    1,939           875           1,029              35
                                  -------       -------         -------         -------
  Total contractual obligations   $22,338       $21,274         $ 1,029         $    35
                                  =======       =======         =======         =======

Guarantees (3)                    $16,478       $16,478              --              --


(1) These repurchase obligations are owed by Origen LLC to Credit Suisse First Boston.

(2) Origen LLC is the borrower under the Sun Communities Operating Limited Partnership line of credit and Origen LLC and Bingham are co-borrowers under the Standard Federal Bank line of credit.

(3) Bingham is the guarantor of the obligations of Origen LLC under the Credit Suisse First Boston repurchase agreement and under the Sun Communities Operating Limited Partnership line of credit.


    Our future liquidity and capital requirements depend on numerous factors, many of which are outside of our control. Based on our business model and the nature of the capital markets, we expect we will need to raise additional capital before the end of 2002, even if we maintain our borrowing relationships with Credit Suisse First Boston and Sun Communities Operating Limited Partnership and replace or extend our Standard Federal Bank loan facility. As a result, during that time we will need to obtain funding from sources such as operating activities, loan sales or securitizations, sales of debt or member interests by Origen LLC or additional debt financing arrangements. Our ability to obtain funding from operations may be adversely impacted by, among other things, market and economic conditions in the manufactured home financing markets generally, including decreased sales of manufactured homes. Our ability to obtain funding from loan sales and securitizations may be adversely impacted by, among other things, the price and credit quality of our loans, conditions in the securities markets generally (and specifically in the asset-backed securities), compliance of our loans with the eligibility requirements for a particular securitization and any material negative rating agency action pertaining to certificates issued in our securitizations. Our ability to obtain funding from sales of securities or debt financing arrangements may be adversely impacted by, among other things, market and economic conditions in the manufactured home financing markets generally and our financial condition and prospects.

    We will also need additional funds to meet our long-term capital needs. In order to meet these capital needs, in addition to the sources of capital referenced above, we believe we must raise additional capital or merge or enter into a joint venture or otherwise enter into a strategic business relationship that would provide access to low-cost funds. We may not be able to enter into such a relationship on favorable terms, or at all, if our business is adversely affected by any of the factors described in the preceding paragraph. While we continue to pursue these options with respect to meeting our long-term capital needs, there can be no assurance that these efforts will be successful. If these efforts are not successful, our ability to continue operations would be jeopardized.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------

    LOANS RECEIVABLE

    Net loans receivable were $16.2 million at March 31, 2002 compared to $126.6 million at December 31, 2001, a decrease of $110.4 million or 87.2%. For the three months ended March 31, 2002 manufactured home loan originations were $25.1 million New loan originations were offset by the securitization and sale of approximately $135.0 million of principal balance of manufactured home loans during the quarter.

    The carrying amounts and fair value of loans receivable consisted of the following:

                                         March 31,     December 31,
                                           2002            2001
                                       -------------   -----------
                                               (In thousands)
    Manufactured home loans              $16,646         $128,208
    Floor plan loans                         948            1,094
    Accrued interest receivable              200              903
    Deferred fees                           (200)          (1,850)
    Allowance for credit losses           (1,442)          (1,764)
                                         -------         --------
                                         $16,152         $126,591
                                         =======         ========

    The following table sets forth the average loan balance, weighted average loan yield and weighted average initial term of the manufactured home loan portfolio:

                                                        March 31,     December 31,
                                                           2002           2001
                                                        ---------     ------------
                                                           (Dollars in thousands)
    Gross principal balance loans receivable            $  16,646       $ 128,208
    Number of loans receivable                                386           3,117
    Average loan balance                                $      43       $      41
    Weighted average loan yield                             11.17%          10.85%
    Weighted average initial term                        25 years        26 years


    Delinquency statistics for the manufactured home loan portfolio are as follows:

                                                                           March 31, 2002
                                                   ------------------------------------------------------
                                                                       Days delinquent
                                                               -----------------------------
                                                      Gross                          Greater
                                                   Principal                           than      Total
                                                     Balance   31-60       61-90        90     Delinquent
                                                   ---------   -----       -----     -------   ----------
                                                                         (Dollars in thousands)
    Manufactured home loans available for sale      $ 16,646    4.9%         4.4%     11.5%         20.8%
    Manufactured home loans sold with recourse       120,809    2.6%         1.3%      1.6%          5.5%
                                                    --------   -----       ------    -------   ----------
        Total                                       $137,455    2.9%         1.6%      2.9%          7.4%
                                                    ========   =====       ======    =======   ==========

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------


                                                                              December 31, 2001
                                                   --------------------------------------------------------------
                                                                              Days delinquent
                                                                 ------------------------------------
                                                     Gross                               Greater
                                                   Principal                               than           Total
                                                    Balance       31-60       61-90         90         Delinquent
                                                   ---------      -----       -----      -------       ----------
                                                                         (Dollars in thousands)
    Manufactured home loans available for sale      $128,208       2.6%         0.6%       2.0%           5.2%

    Manufactured home loans sold with recourse       125,588       3.2%         0.8%       1.4%           5.4%
                                                    --------       ----         ----       ----           ----

        Total                                       $253,796       2.9%         0.7%       1.7%           5.3%
                                                    ========       ====         ====       ====           ====

    Non-performing loans as a percentage of the total portfolio of manufactured home loans available for sale increased to 11.5% at March 31, 2002 compared to 2.0% at December 31, 2001. The increase is primarily the result of the sale of the majority of our performing loans in the $135.0 million manufactured home loan securitization completed in March 2002. The gross principal balance of non-performing loans was approximately $1.9 million at March 31, 2002 compared to $2.6 million at December 31, 2001 a decrease of 26.9%. We define non-performing loans as those loans that are 90 or more days delinquent in contractual principal payments.

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


                                                                                Maturity
                                                    --------------------------------------------------
                                                     0 to 3       4 to 12       1 to 5       Over 5
                                                     Months        Months       Years         Years          Total
                                                    -------     ----------      --------     ---------      --------
                                                                     (Dollars in thousands)
                 ASSETS
Cash and equivalents                                $   265     $        -      $      -     $       -      $    265
Restricted cash                                          62              -             -             -            62
Loans receivable, net                                 1,180            100           702        14,170        16,152
Servicing rights                                        316            731         4,997         1,643         7,687
Servicing advances                                    4,925          3,011             -             -         7,936
Furniture, fixtures and equipment, net                  160            480         1,282             -         1,922
Deferred federal income taxes                             -              -         1,622         5,373         6,995
Loan sale proceeds receivable                           247            685         3,167         1,246         5,345
Residual interest in loans sold                           -              -         4,750         3,167         7,917
Other assets                                          5,150          1,896             -           194         7,240
                                                    -------     ----------      --------     ---------      --------
  Total assets                                      $12,305     $    6,903      $ 16,520     $  25,793      $ 61,521
                                                    =======     ==========      ========     =========      ========
        LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
  Accounts payable and accrued expenses             $ 4,151     $      413      $    250     $      80      $  4,894
  Recourse liability                                  1,886            976         2,190         1,608         6,660
  Advances under repurchase agreements                    -          6,301             -             -         6,301
  Notes Payable                                       3,921         10,177             -             -        14,098
                                                    -------     ----------      --------     ---------      --------
    Total Liabilities                                 9,958         17,867         2,440         1,688        31,953
                                                    -------     ----------      --------     ---------      --------
Non-controlling members' interest                         -              -             -        39,026        39,026
                                                    -------     ----------      --------     ---------      --------
Stockholders' defecit:
  Common stock                                            -              -             -        26,478        26,478
  Paid-in-capital                                         -              -             -            96            96
  Accumulated deficit                                     -              -             -       (36,032)      (36,032)
                                                    -------     ----------      --------     ---------      --------
    Total liabilities and stockholders' deficit     $ 9,958     $   17,867      $  2,440     $  31,256      $ 61,521
                                                    =======     ==========      ========     =========      ========

  Reprice difference                                $ 2,347      $ (10,964)     $ 14,080     $  (5,463)
  Cumulative gap                                    $ 2,347      $  (8,617)     $  5,463             -
  Percent of total assets                              3.81%        -14.01%         8.88%            -

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                ----------------

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

    The following table shows our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at March 31, 2002.

                                                                      Contractual Maturity
                                          ----------------------------------------------------------------------------
                                                                                                              Total
                                            2002       2003      2004        2005       2006   Thereafter   Fair Value
                                          -------    -------    -------    -------    -------  ----------   ----------
Interest sensitive assets:                                              (Dollars in thousands)
  Loans receivable                        $ 1,245    $   109    $   122    $   136    $   152    $14,388    $16,152
  Average interest rate                     10.85%     10.85%     10.85%     10.85%     10.85%     10.85%     10.85%

  Interest bearing deposits                 1,588       --         --         --         --         --        1,588
  Average interest rates                     2.63%      --         --         --         --         --         2.63%

  Loan sale proceeds receivable               890        960        759        603        480      1,653      5,345
  Average interest rate                     10.79%     10.79%     10.79%     10.79%     10.79%     10.79%     10.79%

  Residual interests                         --        1,304      1,412        983        799      3,419      7,917
  Average interest rate                      --        15.00%     15.00%     15.00%     15.00%     15.00%     15.00%

                                          -------    -------    -------    -------    -------    -------    -------
   Total interest sensitive assets        $ 3,723    $ 2,373    $ 2,293    $ 1,722    $ 1,431    $19,460    $31,002
                                          =======    =======    =======    =======    =======    =======    =======

Interest sensitive liabilities:
  Borrowings:
  Advances under repurchase agreements    $ 6,301    $  --      $  --      $  --      $  --      $  --      $ 6,301
  Average interest rate                      3.53%      --         --         --         --         --         3.53%

  Recourse liability                        3,243      1,611        685        422        264        435      6,660
  Average interest rate                     10.87%     10.87%     10.87%     10.87%     10.87%     10.87%     10.87%

  Notes payable                            14,098       --         --         --         --         --       14,098
  Average interest rate                      9.99%      --         --         --         --         --         9.99%
                                          -------    -------    -------    -------    -------    -------    -------
   Total interest sensitive liabilities   $23,642    $ 1,611    $   685    $   422    $   264    $   435    $27,059
                                          =======    =======    =======    =======    =======    =======    =======

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


ITEM 6. (A)       EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

                  Exhibit No.         Description
                  -----------         -----------
                  10.1                Amended and Restated Participation
                                      Agreement between Sun Communities
                                      Operating Limited Partnership and Woodward
                                      Holding, LLC dated May 10, 2002 (filed
                                      herewith).


ITEM 6. (B)       REPORTS ON FORM 8-K

                  No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2002

                                          BINGHAM FINANCIAL SERVICES CORPORATION

                                          By: /s/ W. Anderson Geater
                                             -----------------------
                                                  W. Anderson Geater
                                                  Chief Financial Officer

                                 EXHIBIT INDEX




Exhibit No.    Description
-----------    -----------

10.1 Amended and Restated Participation Agreement between Sun Communities Operating Limited Partnership and Woodward Holding, LLC dated May 10, 2002 (filed herewith).