Form 10-Q
period 2002-06-30
BINGHAM FINANCIAL SERVICES CORP
filed 2002-08-14
CIK 1044862

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2002.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Number of shares of Common Stock, no par value, outstanding as of
                            July 31, 2002: 2,476,321

                     BINGHAM FINANCIAL SERVICES CORPORATION
                                      INDEX

                                                                                                  PAGES
                                                                                                  -----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

          Consolidated Balance Sheet as of June 30, 2002 (unaudited) and December 31, 2001           4

          Consolidated Statement of Operations (unaudited) for the Three Months and Six
             Months Ended June 30, 2002 and 2001                                                     5

          Consolidated Statement of Cash Flows (unaudited) for the Six Months
             Ended June 30, 2002 and 2001                                                            6

          Notes to Consolidated Financial Statements                                              7-11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                            12-20

Item 3. Quantitative and Qualitative Disclosures About Market Risk                               21-22

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                           23

Item 4. Submission of Matters to a Vote of Security Holders                                         23

Item 6. (a)  Exhibits Required by Item 601 of Regulation S-K                                        23

Item 6. (b)  Reports on Form 8K                                                                     24

             Signatures                                                                             25

As the context requires, references made in this quarterly report to "we", "us", "our", the "Company" and similar references refer to Bingham Financial Services Corporation and its subsidiaries, including Origen Financial, L.L.C., and its subsidiaries.

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                BINGHAM FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED BALANCE SHEET
                 JUNE 30, 2002 AND DECEMBER 31, 2001


                                                           June 30,        December 31,
                                                             2002              2001
                                                          ---------        ------------
                                                                   (Unaudited)
                      ASSETS                              (In thousands, except shares)
  Cash and equivalents                                    $     371         $     440
  Restricted cash                                               611             1,739
  Loans receivable, net                                      63,261           126,591
  Servicing rights                                            7,392             6,855
  Servicing advances                                          8,781             9,940
  Furniture, fixtures and equipment, net                      1,927             1,801
  Deferred federal income taxes                               6,995             7,000
  Loan sale proceeds receivable                               4,968             5,723
  Residual interest in loans sold                             8,318                 -
  Other assets                                                7,181             7,003
                                                          ---------         ---------
     Total assets                                         $ 109,805         $ 167,092
                                                          =========         =========

        LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
  Accounts payable and accrued expenses                   $   8,074         $   5,709
  Recourse liability                                          4,776             7,860
  Advances under repurchase agreements                       43,936           105,564
  Notes payable                                              27,649            17,435
                                                          ---------         ---------
     Total liabilities                                       84,435           136,568
                                                          ---------         ---------

  Non-controlling members' interest in subsidiary            35,717            39,766
                                                          ---------         ---------

Stockholders' deficit:
  Preferred stock, no par value, 10,000,000 shares
    authorized; no shares issued and outstanding                  -                 -
  Common Stock, no par value, 10,000,000 shares
    authorized; 2,476,321 and 2,542,988
    shares issued and outstanding at June 30, 2002
    and December 31, 2001, respectively                      26,478            26,478
  Paid-in capital                                                79               322
  Accumulated deficit                                       (36,904)          (36,042)
                                                          ---------         ---------
     Total stockholders' deficit                            (10,347)           (9,242)
                                                          ---------         ---------
     Total liabilities and stockholders' deficit          $ 109,805         $ 167,092
                                                          =========         =========


The accompanying notes are an integral part of the financial statements.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
         FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                          Three Months Ended June 30,     Six Months Ended June 30,
                                                         -----------------------------   ---------------------------
                                                              2002            2001            2002          2001
                                                         -------------  --------------  -------------  -------------
REVENUES                                                             (In thousands, except per share data)
    Interest income on loans                             $         818  $          980  $       3,953  $       4,493
    Loan servicing fees                                          2,153           2,872          4,118          5,531
    Mortgage origination fees                                        -             219              -            772
    Gain on sale and securitization of loans                         7             664          2,684          4,586
    Gain on sale of assets                                           -           1,408              -          1,403
    Other income                                                   412             363            445            684
                                                         -------------  --------------  -------------  -------------
          Total revenues                                         3,390           6,506         11,200         17,469
                                                         -------------  --------------  -------------  -------------
COSTS AND EXPENSES
    Interest expense                                               865           1,224          2,274          4,138
    Provision for credit losses and recourse liability           1,067             639          2,175          1,429
    General and administrative                                   5,053           5,251          9,755         10,276
    Loss on interest rate swap                                       -               -              -            510
    Other operating expenses                                       544             526            956            940
                                                         -------------  --------------  -------------  -------------
          Total costs and expenses                               7,529           7,640         15,160         17,293
                                                         -------------  --------------  -------------  -------------
    Income (loss) before income tax expense and
      allocation of subsidiary net loss in
      non-controlling members' interests                        (4,139)         (1,134)        (3,960)           176
    Allocation of subsidiary net loss in
      non-controlling members' interests                         3,267               -          3,103              -
                                                         -------------  --------------  -------------  -------------
    Income (loss) before income tax expense (benefit)             (872)         (1,134)          (857)           176
          Federal income tax expense (benefit)                       -            (379)             5             66
                                                         -------------  --------------  -------------  -------------
           Net income (loss)                             $        (872) $         (755) $        (862) $         110
                                                         =============  ==============  =============  =============
   Weighted average common shares outstanding,
         Basic                                               2,476,321       2,558,906      2,487,002      2,552,399
                                                         =============  ==============  =============  =============
         Diluted                                             2,476,321       2,558,906      2,487,002      2,552,399
                                                         =============  ==============  =============  =============
   Earnings (loss) per share,
         Basic                                           $       (0.35) $        (0.29) $       (0.35) $        0.04
                                                         =============  ==============  =============  =============
         Diluted                                         $       (0.35) $        (0.29) $       (0.35) $        0.04
                                                         =============  ==============  =============  =============



The accompanying notes are an integral part of the financial statements.

                BINGHAM FINANCIAL SERVICES CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED)
           FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                                             Six Months Ended June 30,
                                                            ---------------------------
                                                               2002              2001
                                                            ---------         ---------
                                                                  (In thousands)
Cash flows from operating activities:
    Net cash provided by operating activities               $  51,887         $  18,575
                                                            ---------         ---------

Cash flows from investing activities:
   Proceeds from sale of assets                                     -             8,571
   Capital expenditures                                          (542)             (259)
                                                            ---------         ---------
    Net cash provided by (used in) investing activities          (542)            8,312
                                                            ---------         ---------

Cash flows from financing activities:
Advances under repurchase agreements                           57,582            96,829
   Repayment of advances under repurchase agreements         (119,210)         (120,740)
   Advances on note payable                                   135,231           167,398
   Repayment of note payable                                 (125,017)         (173,594)
                                                            ---------         ---------
    Net cash used in financing activities                     (51,414)          (30,107)
                                                            ---------         ---------

Net change in cash and cash equivalents                           (69)           (3,220)
Cash and cash equivalents, beginning of period                    440             3,521
                                                            ---------         ---------
Cash and cash equivalents, end of period                    $     371         $     301
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

    In July 2001, the Company entered into an investment agreement with three investors - SUI TRS, Inc., Shiffman Family LLC and Woodward Holding, LLC - under which the Company agreed to recapitalize its operating subsidiaries. Under the investment agreement and a merger agreement entered into on December 18, 2001, SUI TRS, Shiffman Family LLC and Woodward Holding made capital contributions totaling $40 million in Origen Financial, LLC ("Origen LLC"), a newly formed limited liability company. The Company merged Origen Financial, Inc. ("Origen Inc.") and its other wholly-owned operating subsidiaries into Origen LLC and its subsidiaries. The mergers were completed April 25, 2002.

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

2. EARNINGS PER SHARE:

    Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the number of weighted average common shares outstanding. At June 30, 2002 and 2001 there were approximately 0 and 908,100 potential shares of common stock from stock options and warrants outstanding, respectively.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The following table presents a reconciliation of the numerator (income
    (loss) available to common shareholders) and denominator (weighted average common shares outstanding) for the basic and diluted income (loss) per share calculation:


                                           Three Months Ended June 30,                          Six Months Ended June 30,
                                  --------------------------------------------        ---------------------------------------------
                                         2002                      2001                      2002                      2001
                                  --------------------      ------------------        ---------------------    --------------------
                                              Earnings                                            Earnings                Earnings
                                  Shares     per share      Shares                    Shares      per share    Shares     per share
                                  --------------------      ------------------        ----------------------   ---------------------
                                                                      (Shares in thousands)
Basic earnings per share before   2,476         $(.35)      2,558        $(.29)       2,487           $(.35)    2,552           $.04
Net dilutive effect of:
    Options                           -             -           -            -            -               -         -              -
    Warrants                          -             -           -            -            -               -         -              -
                                  -------------------       ------------------        ---------------------    ---------------------
Diluted earnings per share        2,476         $(.35)      2,558        $(.29)       2,487           $(.35)    2,552           $.04
                                  ===================       ==================        =====================     ====================

3.   OTHER COMPREHENSIVE INCOME:

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for reporting comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under GAAP have previously been reported as separate components of equity in the Company's consolidated financial statements.

                                                           Three Months Ended June 30,      Six Months Ended June 30,
                                                          -----------------------------    --------------------------
                                                             2002            2001             2002           2001
                                                          ------------    -------------    -----------    -----------
                                                                                 (In thousands)
Net income (loss)                                         $       (872)   $        (755)   $      (862)   $       110
Other comprehensive income net of tax:
  Unrealized gain on securities net of tax of $27                    -                -              -             53
  Less reclassification adjustment for realized
    gains included in net income, net of tax of $86                  -                -              -           (168)
                                                          ------------    -------------    -----------    -----------
Comprehensive loss                                        $       (872)   $        (755)   $      (862)   $        (5)
                                                          ============    =============    ===========    ===========

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

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the allowance for credit losses are summarized as follows:

                                                   Three Months Ended June 30,    Six Months Ended June 30,
                                                  ----------------------------   ---------------------------
                                                      2002            2001           2002           2001
                                                  ------------    ------------   ------------   ------------
                                                                        (In thousands)
Balance at beginning of period                        $  1,442         $ 1,394        $ 1,764        $ 2,168
Provision for loan losses                                  667            (271)         1,775            519
Transfers from recourse liability                        1,400           1,427          2,600          2,426
Gross charge-offs                                       (4,172)         (3,091)        (9,055)        (7,193)
Recoveries                                               2,320           1,577          4,573          3,116
                                                  ------------    ------------   ------------   ------------
Balance at end of period                              $  1,657         $ 1,036        $ 1,657        $ 1,036
                                                  ============    ============   ============   ============

    The Company periodically sells portions of its manufactured home loan portfolio with recourse whereby it is required to repurchase loans that meet certain delinquency or default criteria. The Company maintains a separate liability to absorb potential losses on these loans. As of June 30, 2002, the outstanding principal balance on manufactured home loans the Company had sold with recourse totaled $113.8 million. During the three and six months ended June 30, 2002, there were approximately $2.3 million and $3.5 million in charges against the recourse liability, respectively. The balance of that liability was approximately $4.8 million at June 30, 2002.

5. DEBT:

    Origen LLC currently has a line of credit extended by Sun Communities Operating Limited Partnership. On June 18, 2002 the agreement was amended, increasing the borrowing limit from $21.25 million to $23.125 million. On August 12, 2002 the agreement was further amended, increasing the borrowing limit from $23.125 million to $35.0 million. The line of credit will terminate on December 31, 2002 and the outstanding balance bears interest at a rate of LIBOR plus 700 basis points, with a minimum interest rate of 11% and a maximum interest rate of 15%. The line of credit is secured by a security interest in substantially all of Origen LLC's assets. Sun Communities Operating Limited Partnership and Woodward Holding, a member of Origen LLC, have entered into a participation agreement under which Sun Communities Operating Limited Partnership will loan up to approximately 57% of the borrowing limit (or $20.0 million) and Woodward Holding will loan up to approximately 43% of the borrowing limit (or $15.0 million) under the line of credit. Sun Communities Operating Limited Partnership and Woodward Holding jointly administer the line of credit. Bingham has guaranteed the obligations of Origen LLC under the line of credit and has granted the lenders a security interest in substantially all of its assets as security for the guaranty. At June 30, 2002, the outstanding balance on the line of credit was approximately $23.1 million and at August 1, 2002, the outstanding balance on the line of credit was $28.4 million.

    Bingham and Origen LLC were borrowers under a revolving credit facility with Standard Federal Bank (as successor to Michigan National Bank). Under this facility, Bingham and Origen LLC could borrow up to $10.0 million. Interest at a rate of 30-day LIBOR plus a spread was payable on the outstanding balance. The facility was terminated on June 30, 2002. The outstanding principal balance on the facility was $4.5 million at June 30, 2002 and was paid in full as of July 10, 2002.

    As of July 25, 2002 Origen LLC entered into a revolving credit facility with Bank One, NA to replace the terminated facility with Standard Federal Bank. Under this facility Origen LLC can borrow up to $8.0 million for the purpose of funding required principal, interest, taxes and insurance advances on manufactured home loans that are serviced for outside investors. Borrowings under the facility are repaid upon the collection by Origen LLC of monthly payments made by borrowers under such manufactured home loans. A negotiated interest rate is payable on the outstanding balance. To secure the loan from Bank One, Origen LLC has granted Bank One a security interest in substantially all its assets. Bingham has guaranteed the obligations of Origen LLC under the line of credit and has granted the lenders a security interest in substantially all of its assets as security for the guaranty. The facility has a termination date of May 31, 2003.

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    In December 2001, Credit Suisse First Boston Mortgage Capital and Origen LLC, through its special purpose subsidiary Origen Special Holdings, LLC entered into a master repurchase agreement. Under the agreement, Origen LLC contributes manufactured home loans it originates or purchases to Origen Special Holdings, Origen Special Holdings then transfers the manufactured home loans to Credit Suisse First Boston against the transfer of funds from Credit Suisse First Boston and Origen Special Holdings transfers the funds to Origen LLC for operations. Bingham guaranteed the obligations of Origen Special Holdings under this agreement. The maximum financing limit on the facility is $150.0 million. The annual interest rate on the facility is a variable rate equal to LIBOR plus a spread. The loans are financed on the facility at varying advance rates on the lesser of the then current face value or market value of the loans. The advance rates depend on the characteristics of the loans financed. The facility was set to terminate on May 28, 2002, but was extended and will now terminate on May 27, 2003. At June 30, 2002, the aggregate amount advanced by Credit Suisse First Boston under the facility was $43.9 million.

    At June 30, 2002 and December 31, 2001 total debt outstanding was as follows:

                                                    June 30,           December 31,
                                                      2002                 2001
                                                  ------------         ------------
                                                            (In thousands)
Loans sold under agreements to repurchase         $     43,936         $    105,564
Revolving credit facility                                4,532                6,250
Term loan                                               23,117               11,185
                                                  ------------         ------------
                                                  $     71,585         $    122,999
                                                  ============         ============

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

    The Company follows the provisions of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities in the valuation of its residual interests. The key economic assumptions used in measuring the retained interests resulting from the securitization completed in the quarter ended March 31, 2002 were as follows:

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

                     BINGHAM FINANCIAL SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  RECENT ACCOUNTING PRONOUNCEMENTS:

    During July 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") was issued. The statement provides the accounting and reporting standards for goodwill. SFAS 142 will not impact the Company's financial position or results of operations because the Company had no goodwill on its balance sheet at June 30, 2002.

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

    We believe our most critical accounting policies are related to the following areas: allowance for credit losses, liability for loans sold with recourse, deferred taxes and accounting for securitizations. Details regarding our use of these policies and the related estimates are described fully in our 2001 Annual Report filed with the Securities and Exchange Commission on Form 10-K, as amended. During the second quarter of 2002, there have been no material changes to our critical accounting policies that impacted our financial condition or results of operations.

    RESULTS OF OPERATIONS

    Results for the quarter ended June 30, 2002 include the following:

    - Manufactured home loan originations for the quarter ended June 30, 2002 were $48.8 million versus $63.8 million in the quarter ended June 30, 2001, a decrease of 23.5%. Manufactured home shipments continued to be weak with shipments for the quarter ended June 30, 2002 down 9.6% compared to shipments for the quarter ended June 30, 2001.

    - Additions to the allowance for credit losses and provision for recourse liability were approximately $1.1 million for the quarter ended June 30, 2002, compared to $639,000 in the quarter ended June 30, 2001, an increase of 66.9%. The continued glut of repossessions continues to negatively impact recovery rates.

    We reported a pre-tax loss prior to the allocation of income to non-controlling members' interests of $4.1 million for the quarter ended June 30, 2002, compared to pre-tax loss of $1.1 million for the quarter ended June 30, 2001. For the six months ended June 30, 2002 we reported a pre-tax loss prior to the allocation of income to non-controlling members' interests of $3.9 million, compared to a pre-tax gain of $176,000 for the six months ended June 30, 2001. The pre-tax loss for the current quarter includes an approximate $1.1 million provision for credit losses and recourse liability.

                     BINGHAM FINANCIAL SERVICES CORPORATION

    Interest income on manufactured home loans was $769,000 for the quarter ended June 30, 2002 compared to $810,000 for the quarter ended June 30, 2001, a decrease of 5.1%. The decrease is primarily the result of a decrease in the average yield on the manufactured home portfolio, which was 9.10% for the quarter ended June 30, 2002 compared to 9.55% for the quarter ended June 30, 2001. The decrease in the average yield on the portfolio was slightly offset by an increase in the average outstanding receivable balance, which was $35.7 million for the quarter ended June 30, 2002 compared to $33.9 million for the quarter ended June 30, 2001, an increase of 5.3%. Interest income on other loan receivables totaled approximately $49,000 for the quarter ended June 30, 2002 compared to approximately $170,000 for the quarter ended June 30, 2001, a decrease of approximately 71.2%. The decrease was primarily the result of the sale of our commercial mortgage loan portfolio in June 2001.

    For the six months ended June 30, 2002 interest income on manufactured home loans was $3.9 million compared to $4.1 million for the six months ended June 30, 2001, a decrease of 4.9%. The decrease is primarily the result of a decrease in the average yield on the manufactured home portfolio, which was 10.60% for the six months ended June 30, 2002 compared to 11.64% for the six months ended June 30, 2001. Interest income on other loan receivables totaled approximately $97,000 for the six months ended June 30, 2002 compared to approximately $411,000 for the six months ended June 30, 2001, a decrease of 76.4%. Again, the significant decrease is primarily the result of the sale of the commercial loan portfolio in June 2001.

    Interest expense for the quarter ended June 30, 2002 was $865,000 compared to $1.2 million for the quarter ended June 30, 2001, a decrease of 27.9%. The decrease is primarily a result of the decrease in the average outstanding balance of debt used to finance the loan receivables and fund operations. Average outstanding debt was $43.6 million for the quarter ended June 30, 2002 compared to $59.6 million for the quarter ended June 30, 2001, a decrease of 26.8%. The average borrowing rate decreased approximately 30 basis points to 7.9% for the quarter ended June 30, 2002 compared to 8.2% for the quarter ended June 30, 2001. The decrease in the average borrowing rate is primarily related to a decrease in the average LIBOR rate of approximately 268 basis points for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Our current financing sources are primarily variable rate facilities that use the 30 day LIBOR rate as an index. The decrease in the LIBOR based borrowing facilities was partially offset by the increase in the rate on our line of credit from Sun Communities Operating Limited Partnership which increased to 11.0% for the quarter ended June 30, 2002 compared to 6.9% for the three months ended June 30, 2001.

    The following tables set forth the extent to which our net interest income has been affected by changes in average interest rates and average balances of interest-earning assets and interest-bearing liabilities.

                                                            Three months ended June 30, 2002 and 2001
                          ----------------------------------------------------------------------------------------------------------
                               Average Balance         Average Rate             Interest          Increase      Variance due to:
                          ----------------------------------------------------------------------------------------------------------
                              2002         2001        2002      2001         2002        2001     (Decrease)   Volume      Rate
                          ----------------------------------------------------------------------------------------------------------
Interest-earning assets:                                        (Dollars in thousands)
  Manufactured home loans $    35,680  $    33,918     9.10%     9.55%       $  769      $   810    $   (41)   $    42    $    (83)
  Other interest earning
    assets                      3,081        7,155     6.36%     9.50%           49          170       (121)       (97)        (24)
                          ----------------------------------------------------------------------------------------------------------
                          $    38,761  $    41,073     8.77%     9.54%       $  818      $   980    $  (162)   $   (55)   $   (107)
                          ----------------------------------------------------------------------------------------------------------
Interest-bearing
Liabilities
  Term loan               $         -  $     4,000        -    11.68%        $    -      $   117    $  (117)   $  (117)   $      -
  Line of credit               21,392       35,431    10.18%    6.85%           544          607        (63)      (240)        177
  Loans sold under
    repurchase                 22,177       20,195     5.79%    9.91%           321          500       (179)        49        (228)
                          ----------------------------------------------------------------------------------------------------------
                          $    43,569  $    59,626     7.94%     8.21%       $  865      $ 1,224    $  (359)   $  (308)   $    (51)
                          ----------------------------------------------------------------------------------------------------------

Interest rate spread                                   0.83%     1.33%
Excess average earning
  assets                  $   (4,808)  $  (18,553)     8.77%     9.54%
                          =============================================
Net interest margin                                   (0.05%)   (1.28%)      $  (47)     $  (244)   $   197    $   253    $    (56)
                                                    ================================================================================

                     BINGHAM FINANCIAL SERVICES CORPORATION


                                                               Six months ended June 30, 2002 and 2001
                          ----------------------------------------------------------------------------------------------------------
                               Average Balance         Average Rate             Interest           Increase     Variance due to:
                          ------------------------------------------------------------------------          ------------------------
                              2002          2001      2002       2001       2002         2001     (Decrease)    Volume      Rate
                          ----------------------------------------------------------------------------------------------------------
                                                                 (Dollars in thousands)
Interest-earning assets:
  Manufactured home loans $    73,566     $ 70,149    10.60%    11.64%     $  3,856     $  4,082    $  (226)    $   99     $  (325)
  Other interest earning
    assets                      3,251        7,535     5.97%    10.91%           97          411       (314)      (116)       (198)
                          ----------------------------------------------------------------------------------------------------------
                          $    76,817     $ 77,684    10.40%    10.76%     $  3,953     $  4,493    $  (540)    $  (17)    $  (523)
                          ----------------------------------------------------------------------------------------------------------
Interest-bearing
Liabilities
  Term loan               $         -     $  4,000        -     11.68%     $      -     $    234    $  (234)    $  (234)   $     -
  Line of credit               20,760       46,605    10.26%     7.48%        1,065        1,744       (679)       (483)      (196)
  Loans sold under
    repurchase                 58,264       44,623     4.15%     9.43%        1,209        2,160       (951)        322     (1,273)
                          ----------------------------------------------------------------------------------------------------------
                          $    79,024     $ 95,228     5.76%     8.69%     $  2,274     $  4,138    $(1,864)    $  (395)   $(1,469)
                          ----------------------------------------------------------------------------------------------------------

Interest rate spread                                   4.64%     2.07%
Excess average earning
  assets                  $    (2,207)    $(17,544)   10.40%    10.76%
                          =============================================
Net interest margin                                    4.48%     0.91%     $  1,679     $    355    $  1,324    $   378    $  946
                                                    ==============================================================================

    Loan servicing fees, which are reported net of amortization of servicing assets, were $2.2 million for the three months ended June 30, 2002, compared to $2.8 million for the three months ended June 30, 2001, a decrease of 27.6%. The average principal balance of loans serviced for others was approximately $1.2 billion for the quarter ended June 30, 2002 compared to $2.2 billion for the quarter ended June 30, 2001. The large decrease is the result of the sale of the commercial loan portfolio serviced for others, which was sold along with certain of the other assets of our commercial origination and servicing subsidiaries in June 2001. The weighted average service fee rate on the manufactured home portfolio for the quarter ended June 30, 2002 was .72% compared to .82% for the quarter ended June 30, 2001 a decrease of 12.2%. For the six months ended June 30, 2002 net loan servicing fees were $4.1 million compared to $5.5 million for the six months ended June 30, 2001.

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

                     BINGHAM FINANCIAL SERVICES CORPORATION

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

The loan pools subject to recourse provisions are comprised of homogenous manufactured home loans with an average loan balance of less than $50,000. The estimated recourse liability is calculated based on historical default rates and loss experience for pools of similar loans we originate and service. These loss rates are applied to each pool of loans subject to recourse provisions and the resulting estimated recourse liability represents the present value of the expected obligations under those recourse provisions. The loss rates are adjusted for economic conditions and other trends affecting borrowers' ability to repay and estimated collateral value. The recourse liability is calculated at a portfolio level and there are no elements of the estimated recourse liability allocated to specific loans. At June 30, 2002 we had principal balance of loans sold with recourse of $113.8 million and had recorded liability of $4.8 million compared to $135.9 million of principal balance of loans sold with recourse and recorded liability of $7.9 million at June 30, 2001.

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

Changes in the recorded recourse liability are summarized as follows:

                                                           Three Months Ended June 30,     Six Months Ended June 30,
                                                           ---------------------------     -------------------------
                                                               2002            2001           2002            2001
                                                           -----------      ----------     ---------       ---------
                                                                                 (In thousands)
Balance at beginning of period                             $     6,660      $    7,864     $   7,860       $   9,313
Provision for recourse liability                                   400             910           400             910
Charges against recourse liability                                (884)              -          (884)              -
Adjustment related to repurchase of loans
  to put in securitization                                           -               -             -            (450)
Transfer to allowance for credit losses                         (1,400)         (1,427)       (2,600)         (2,426)
                                                           -----------      ----------     ---------       ---------
Balance at end of period                                   $     4,776      $    7,347     $   4,776       $   7,347
                                                           ===========      ==========     =========       =========

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

                     BINGHAM FINANCIAL SERVICES CORPORATION

For the quarter ended June 30, 2002 the provision for credit losses was approximately $667,000 compared to a reversal of $421,000 for the quarter ended June 30, 2001. The increase is primarily attributable to the increase in the principal balance of loans more than 60 days delinquent, which were $3.3 million at June 30, 2002 compared to $1.9 million at June 30, 2001.

The allowance for credit losses as a percentage of gross manufactured home loans outstanding was 2.69% at June 30, 2002 compared to 1.67% at June 30, 2001, an increase of approximately 102 basis points. The increase is primarily the result of the March 2002 securitization and sale of the majority of our performing loans resulting in the remaining portfolio being made up of a disproportionate amount of non performing loans.

Changes in the allowance for credit losses are summarized as follows:

                                                           Three Months Ended June 30,      Six Months Ended June 30,
                                                          -----------------------------   ---------------------------
                                                             2002             2001            2002           2001
                                                          -------------   -------------   -----------   -------------
                                                                               (In thousands)
Balance at beginning of period                            $       1,442   $       1,394   $      1,764  $       2,168
Provision for loan losses                                           667            (271)         1,775            519
Transfers from recourse liability                                 1,400           1,427          2,600          2,426
Gross charge-offs                                                (4,172)         (3,091)        (9,055)        (7,193)
Recoveries                                                        2,320           1,577          4,573          3,116
                                                          --------------  -------------   ------------  -------------
Balance at end of period                                  $       1,657   $       1,036        $ 1,657  $       1,036
                                                          ==============  =============   ============  =============

General and administrative expenses totaled approximately $5.1 million for the quarter ended June 30, 2002 compared to $5.3 million for the quarter ended June 30, 2001, a decrease of 3.8%. Personnel costs, the largest component of general and administrative expenses, decreased to $3.7 million for the quarter ended June 30, 2002 versus $3.9 million for the quarter ended June 30, 2001, a 5.1% decrease. The decrease is principally due to a decrease in staff resulting from the sale of our commercial mortgage operations in June 2001 and a decrease in incentive commissions resulting from fewer manufactured home loan originations.

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

As of June 30, 2002 total borrowings were $71.6 million compared to $123.0 million at December 31, 2001, a decrease of 41.8%. The decreased borrowings were primarily the result of the securitization of approximately $135.0 million of manufactured home loans completed on March 27, 2002. Proceeds from the securitization totaled approximately $128.0 million which were used to pay down our existing lines of credit. The origination of new manufactured home loans also impacts total borrowings. Loan originations for the six months ended June 30, 2002 were $73.9 million compared to $135.6 million for the six months ended June 30, 2001, a decrease of 45.5%

Our primary sources of liquidity include cash generated from operations, borrowing availability under our three credit facilities and our securitization program through which loans are sold into the asset backed securities market.

                     BINGHAM FINANCIAL SERVICES CORPORATION

Origen LLC currently has a line of credit extended by Sun Communities Operating Limited Partnership. On June 18, 2002 the agreement was amended, increasing the borrowing limit from $21.25 million to $23.125 million. On August 12, 2002 the agreement was further amended, increasing the borrowing limit from $23.125 million to $35.0 million. The line of credit will terminate on December 31, 2002 and the outstanding balance bears interest at a rate of LIBOR plus 700 basis points, with a minimum interest rate of 11% and a maximum interest rate of 15%. The line of credit is secured by a security interest in substantially all of Origen LLC's assets. Sun Communities Operating Limited Partnership and Woodward Holding, a member of Origen LLC, have entered into a participation agreement under which Sun Communities Operating Limited Partnership will loan up to approximately 57% of the borrowing limit (or $20.0 million) and Woodward Holding will loan up to approximately 43% of the borrowing limit (or $15.0 million) under the line of credit. Sun Communities Operating Limited Partnership and Woodward Holding jointly administer the line of credit. Bingham has guaranteed the obligations of Origen LLC under the line of credit and has granted the lenders a security interest in substantially all of its assets as security for the guaranty. At June 30, 2002, the outstanding balance on the line of credit was approximately $23.1 million and at August 1, 2002, the outstanding balance on the line of credit was $28.4 million.

Woodward Holding is a member of Origen LLC and Sun Communities Operating Limited Partnership is a beneficial owner of SUI TRS, Inc., another member of Origen LLC. In addition, Gary A. Shiffman, Bingham's Chairman of the Board, and Arthur A. Weiss, a Director of Bingham, are affiliates of Sun Communities Operating Limited Partnership. Please see Bingham's Annual Report on Form 10-K, as amended, for a discussion of the effect of their related party transactions on our liquidity and capital resources.

Bingham and Origen LLC were borrowers under a revolving credit facility with Standard Federal Bank (as successor to Michigan National Bank). Under this facility, Bingham and Origen LLC could borrow up to $10.0 million. Interest at a rate of 30-day LIBOR plus a spread was payable on the outstanding balance. The facility was terminated on June 30, 2002. The outstanding principal balance on the facility was $4.5 million at June 30, 2002. The balance was paid in full as of July 10, 2002.

As of July 25, 2002 Origen LLC entered into a revolving credit facility with Bank One, NA to replace the terminated facility with Standard Federal Bank. Under this facility Origen LLC can borrow up to $8.0 million for the purpose of funding required principal, interest, taxes and insurance advances on manufactured home loans that are serviced for outside investors. Borrowings under the facility are repaid upon the collection by Origen LLC of monthly payments made by borrowers under such manufactured home loans. A negotiated interest rate is payable on the outstanding balance. To secure the loan from Bank One, Origen LLC has granted Bank One a security interest in substantially all of its assets. Bingham has guaranteed the obligations of Origen LLC under the line of credit and has granted the lenders a security interest in substantially all of its assets as security for the guaranty. The facility has a termination date of May 31, 2003. At August 1, 2002, the outstanding balance on the Bank One line of credit was $4.0 million.

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

The annual interest rate on the facility is a variable rate equal to LIBOR plus a spread. The loans are financed on the facility at varying advance rates on the lesser of the then current face value or market value of the loans. The advance rates depend on the characteristics of the loans financed. In May 2002, the termination date of the facility was extended to May 27, 2003. At June 30, 2002, the aggregate amount advanced by Credit Suisse First Boston under the facility was $43.9 million and at August 1, 2002 the aggregate amount advanced under the facility was $63.7 million.

                     BINGHAM FINANCIAL SERVICES CORPORATION

    In addition to these borrowings, we have fixed contractual obligations under various lease agreements. Our contractual obligations were comprised of the following as of June 30, 2002:


                                                             Less than
                                        Total                 1 year            1-3 years        4-5 years
                                   --------------         --------------      ------------      ------------
                                                                    (In thousands)
Repurchase obligations  (1)        $       43,936         $       43,936      $          -      $          -
Lines of credit  (2)                       27,649                 27,649                 -                 -
Operating leases                            1,642                    881               739                22
                                   --------------         --------------      ------------      ------------
  Total contractual obligations    $       73,227         $       72,466      $        739      $         22
                                   ==============         ==============      ============      ============

Guarantees (3)                     $       67,053         $       67,053

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

Our future liquidity and capital requirements depend on numerous factors, many of which are outside of our control. Based on our business model and the nature of the capital markets, we expect we will need to raise additional capital before the end of 2002, even if we maintain our borrowing relationships with Credit Suisse First Boston and Sun Communities Operating Limited Partnership and Bank One. As a result, during that time we will need to obtain funding from sources such as operating activities, loan sales or securitizations, sales of debt or member interests by Origen LLC or additional debt financing arrangements. Our ability to obtain funding from operations may be adversely impacted by, among other things, market and economic conditions in the manufactured home financing markets generally, including decreased sales of manufactured homes. Our ability to obtain funding from loan sales and securitizations may be adversely impacted by, among other things, the price and credit quality of our loans, conditions in the securities markets generally (and specifically in the asset-backed securities), compliance of our loans with the eligibility requirements for a particular securitization and any material negative rating agency action pertaining to certificates issued in our securitizations. Our ability to obtain funding from sales of securities or debt financing arrangements may be adversely impacted by, among other things, market and economic conditions in the manufactured home financing markets generally and our financial condition and prospects.

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

LOANS RECEIVABLE

Net loans receivable were $63.3 million at June 30, 2002 compared to $126.6 million at December 31, 2001, a decrease of $63.3 million or 50.0%. For the three and six months ended June 30, 2002 manufactured home loan originations were $48.8 million and $73.9 million, respectively. New loan originations were offset by the securitization and sale of approximately $135.0 million of principal balance of manufactured home loans in March 2002.

                  BINGHAM FINANCIAL SERVICES CORPORATION

The carrying amounts of loans receivable consisted of the following:

                                      June 30,        December 31,
                                       2002              2001
                                     -------            --------
                                           (In thousands)
Manufactured home loans              $64,592            $128,208
Floor plan loans                         794               1,094
Accrued interest receivable              491                 903
Deferred fees                           (959)             (1,850)
Allowance for credit losses           (1,657)             (1,764)
                                     -------            --------
                                     $63,261            $126,591
                                     =======            ========


The following table sets forth the average loan balance, weighted average loan yield and weighted average initial term of the manufactured home loan portfolio:

                                                    June 30,       December 31,
                                                      2002            2001
                                                   --------         --------
                                                      (Dollars in thousands)
Gross principal balance MH loans receivable        $ 64,592         $128,208
Number of loans receivable                            1,459            3,117
Average loan balance                               $     45         $     41
Weighted average loan yield                           10.44%           10.85%
Weighted average initial term                      24 years         26 years

Delinquency statistics for the manufactured home loan portfolio are as follows:


                                                                         June 30, 2002
                                                 ------------------------------------------------------------
                                                                        Days delinquent
                                                                 ------------------------------
                                                   Gross                                Greater
                                                 Principal                               than        Total
                                                  Balance        31-60       61-90        90       Delinquent
                                                  -------        -----       -----      -------    ----------
                                                                      (Dollars in thousands)
Manufactured home loans available for sale        $ 64,592        1.3%        0.5%        4.6%        6.4%
Manufactured home loans sold with recourse         113,806        3.6%        0.8%        0.9%        5.3%
                                                  --------        ---         ---         ---         ---
    Total                                         $178,398        2.8%        0.7%        2.2%        5.7%
                                                  ========        ===         ===         ===         ===



                                                                       December 31, 2001
                                                 ------------------------------------------------------------
                                                                        Days delinquent
                                                                 ------------------------------
                                                   Gross                                Greater
                                                 Principal                               than        Total
                                                  Balance        31-60       61-90        90       Delinquent
                                                 ---------       -----       -----      -------    ----------
                                                                     (Dollars in thousands)
Manufactured home loans available for sale        $128,208        2.6%        0.6%        2.0%        5.2%
Manufactured home loans sold with recourse         125,588        3.2%        0.8%        1.4%        5.4%
                                                  --------        ---         ---         ---         ---

    Total                                         $253,796        2.9%        0.7%        1.7%        5.3%
                                                  ========        ===         ===         ===         ===

                     BINGHAM FINANCIAL SERVICES CORPORATION

Non-performing loans as a percentage of the total portfolio of manufactured home loans available for sale increased to 4.6% at June 30, 2002 compared to 2.0% at December 31, 2001. The increase is primarily the result of the sale of the majority of our performing loans in the $135.0 million manufactured home loan securitization completed in March 2002. The gross principal balance of non-performing loans was approximately $3.0 million at June 30, 2002 compared to $2.6 million at December 31, 2001 an increase of 15.4%. We define non-performing loans as those loans that are 90 or more days delinquent in contractual principal payments.

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


                                                                                Maturity
                                                      ------------------------------------------------------------
                                                       0 to 3           4 to 12          1 to 5           Over 5
                                                       Months           Months            Years            Years           Total
                                                      ---------        ---------        ---------        ---------       ---------
                                                                    (Dollars in thousands)
           Assets
  Cash and equivalents                                $     371        $      --        $      --        $      --       $     371
  Restricted cash                                           611               --               --               --             611
  Loans receivable, net                                   1,407              388            2,715           58,751          63,261
  Servicing rights                                          304              703            4,805            1,580           7,392
  Servicing advances                                      5,648            3,133               --               --           8,781
  Furniture, fixtures and equipment, net                    173              482            1,272               --           1,927
  Deferred federal income taxes                              --               --            1,622            5,373           6,995
  Loan sale proceeds receivable                             229              637            2,943            1,159           4,968
  Residual interest in loans sold                            --               --            5,151            3,167           8,318
  Other assets                                            5,069            1,861               --              251           7,181
                                                      ---------        ---------        ---------        ---------       ---------
    Total assets                                      $  13,812        $   7,204        $  18,508        $  70,281       $ 109,805
                                                      =========        =========        =========           ======       =========

     Liabilities and Stockholders' Deficit
Liabilities:
  Accounts payable and accrued expenses               $   7,394        $     430        $     250        $      --       $   8,074
  Recourse liability                                        719              700            1,571            1,786           4,776
  Advances under repurchase agreements                       --           43,936               --               --          43,936
  Notes Payable                                           4,532           23,117               --               --          27,649
                                                      ---------        ---------        ---------        ---------       ---------
    Total Liabilities                                    12,645           68,183            1,821            1,786          84,435
                                                      ---------        ---------        ---------        ---------       ---------
  Non-controlling members' interest                          --               --               --           35,717          35,717
                                                      ---------        ---------        ---------        ---------       ---------
Stockholders' defecit:
  Common stock                                               --               --               --           26,478          26,478
  Paid-in-capital                                            --               --               --               79              79
  Accumulated deficit                                        --               --               --          (36,904)        (36,904)
                                                      ---------        ---------        ---------        ---------       ---------
    Total liabilities and stockholders' deficit       $  12,645        $  68,183        $   1,821           27,156       $ 109,805
                                                      =========        =========        =========           ======       =========

  Reprice difference                                  $   1,167        $ (60,979)       $  16,687        $  43,125
  Cumulative gap                                      $   1,167        $ (59,812)       $ (43,125)              --
  Percent of total assets                                  1.06%         (54.47%)         (39.27%)              --

                     BINGHAM FINANCIAL SERVICES CORPORATION

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

The following table shows our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at June 30, 2002.


                                                                          Contractual Maturity
                                           -------------------------------------------------------------------------------------
                                                                                                                         Total
                                            2003       2002     2004        2005           2006         Thereafter     Fair Value
                                           -------   -------   -------     -------        -------        -------        -------
                                                                          (Dollars in thousands)
Interest sensitive assets:

   Loans receivable                        $ 1,662   $   422   $   471     $   527        $   588        $59,591        $63,261
   Average interest rate                     10.44%    10.44%    10.44%      10.44%         10.44%         10.44%         10.44%

   Interest bearing deposits                   944        --        --          --             --             --            944
   Average interest rates                     3.15%       --        --          --             --             --           3.15%

   Loan sale proceeds receivable               605       960       759         603            480          1,561          4,968
   Average interest rate                     10.61%    10.61%    10.61%      10.61%         10.61%         10.61%         10.61%

   Residual interests                           --     1,304     1,412         983            799          3,419          7,917
   Average interest rate                        --     15.00%    15.00%      15.00%         15.00%         15.00%         15.00%
                                           -------   -------   -------     -------        -------        -------        -------
   Total interest sensitive assets         $ 3,211   $ 2,686   $ 2,642     $ 2,113        $ 1,867        $64,571        $77,090
                                           =======   =======   =======     =======        =======        =======        =======

Interest sensitive liabilities:
 Borrowings:
   Advances under repurchase agreements    $58,264   $    --   $    --     $    --        $    --        $    --        $58,264
   Average interest rate                      4.15%       --        --          --             --             --           4.15%

   Recourse liability                        1,794     1,411       685         422            264            200          4,776
   Average interest rate                     11.13%    11.13%    11.13%      11.13%         11.13%         11.13%         11.13%

   Notes payable                            27,649        --        --          --             --             --         27,649
   Average interest rate                      9.83%       --        --          --             --             --           9.83%
                                           -------   -------   -------     -------        -------        -------        -------
   Total interest sensitive liabilities    $87,707   $ 1,411   $   685     $   422        $   264        $   200        $90,689
                                           =======   =======   =======     =======        =======        =======        =======

                     BINGHAM FINANCIAL SERVICES CORPORATION

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

             The Company is subject to various claims and legal proceedings arising out of the normal course of business, none of which in the opinion of management are expected to have a material effect on the Company's financial position.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The Company held its annual meeting of shareholders on June 20, 2002. At the meeting, the Company's shareholders were asked to elect two directors to serve on the board of directors until the 2005 annual meeting or until their respective successors are elected and to ratify the appointment of the Company's independent auditors, Plante & Moran, LLP.

             Ronald A. Klein and Arthur A. Weiss were elected to the board of directors. Each of Messrs. Klein and Weiss received 1,831,506 votes for election to the board and 15,130 votes against election. The terms of office of the following directors continued after the meeting: Mark A. Gordon, Brian M. Hermelin, Robert H. Orley and Gary A. Shiffman. Mr. Gordon subsequently resigned as a director effective as of July 1, 2002.

             The appointment of Plante & Moran, LLP as the Company's independent auditors was ratified by the Company's shareholders. Votes for the ratification were 1,838,686, votes against were 7,100, and votes withheld were 850.

ITEM 6.(A)   EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

             Exhibit No.          Description
             -----------          -----------
             10.1                 Second Amendment to Amended and Restated
                                  Subordinated Loan Agreement, dated as of June
                                  18, 2002, between Sun Communities Operating
                                  Limited Partnership and Origin Financial
                                  L.L.C.

             10.2 Fourth Amended and Restated Promissory Note, dated as of June 18, 2002, made by Origen
                                  Financial L.L.C. in favor of Sun Communities
                                  Operating Limited Partnership

             10.3                 First Amendment to Amended and Restated
                                  Participation Agreement, dated as of June 18,
                                  2002, between Sun Communities Operating
                                  Limited Partnership and Woodward Holdings, LLC

             10.4 Credit Agreement dated as of July 25, 2002, between Origen Financial L.L.C., and Bank One,
                                  NA

             10.5 Continuing guaranty dated as of July 25, 2002, executed by Bingham Financial Services
                                  Corporation  in favor of Bank One, NA

             10.6                 Continuing Security Agreement dated as of
                                  July 25, 2002, executed by Origen Financial
                                  L.L.C. in favor of Bank One, NA

                     BINGHAM FINANCIAL SERVICES CORPORATION

ITEM 6.(B)   REPORTS ON FORM 8-K

             (1) Bingham filed a report on Form 8-K dated April 25, 2002 disclosing that it caused its wholly-owned subsidiary Origen Financial, Inc., a Virginia corporation ("Origen Inc."), to be merged with and into Origen Financial L.L.C. ("Origen LLC"). Origen Inc.'s operating subsidiaries were also merged into limited liability company subsidiaries of Origen. The report was filed on May 9, 2002.

             (2) Bingham filed a report on Form 8-K dated May 22, 2002 disclosing that the Company's stock was delisted from the Nasdaq SmallCap Market, effective with the opening of business on May 22, 2002, and that the Company expects that its stock will now trade on the Over the Counter Bulletin Board under the symbol BFSC.OB. The report was filed on May 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2002

                                  BINGHAM FINANCIAL SERVICES CORPORATION

                                  By: /s/  W. Anderson Geater, Jr.
                                           -----------------------
                                           W. Anderson Geater, Jr.
                                           Chief Financial Officer
                                           (Duly authorized officer and
                                           principal financial officer)


                                  CERTIFICATION

The undersigned officers hereby certify that: (a) this Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and (b) the information contained in this Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the issuer.

/s/ Ronald A. Klein                                      Dated:  August 14, 2002
------------------------------------------------
Ronald A. Klein, Chief Executive Officer

/s/ W. Anderson Geater, Jr.                              Dated:  August 14, 2002
------------------------------------------------
W. Anderson Geater, Jr., Chief Financial Officer

                                  EXHIBIT INDEX

             Exhibit No.          Description
             -----------          -----------
             10.1                 Second Amendment to Amended and Restated
                                  Subordinated Loan Agreement, dated as of June
                                  18, 2002, between Sun Communities Operating
                                  Limited Partnership and Origin Financial
                                  L.L.C.

             10.2 Fourth Amended and Restated Promissory Note, dated as of June 18, 2002, made by Origen
                                  Financial L.L.C. in favor of Sun Communities
                                  Operating Limited Partnership

             10.3                 First Amendment to Amended and Restated
                                  Participation Agreement, dated as of June 18,
                                  2002, between Sun Communities Operating
                                  Limited Partnership and Woodward Holdings, LLC

             10.4 Credit Agreement dated as of July 25, 2002, between Origen Financial L.L.C., and Bank One,
                                  NA

             10.5 Continuing Guaranty dated as of July 25, 2002, executed by Bingham Financial Services
                                  Corporation, in favor of Bank One, NA

             10.6                 Continuing Security Agreement dated as of
                                  July 25, 2002, executed by Origen Financial
                                  L.L.C. in favor of Bank One, NA